Form 10-K
period 1993-12-31
MCI COMMUNICATIONS CORP
filed 1994-03-30
CIK 64079

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    Form 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended:  December 31, 1993
                                              -----------------
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----
                         Commission File Number: 0-6457
                                                 ------
                         MCI COMMUNICATIONS CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                   Delaware                         52-0886267
       -------------------------------          -------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)

       1801 Pennsylvania Avenue, N.W.
       Washington, D.C.                                  20006
       -------------------------------          -------------------
       (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:  (202) 872-1600
                                                            --------------
       Securities registered pursuant to Section 12(b) of the Act:
                                  None
                                  ----
       Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.10 par value per share
       ----------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
             Yes    X                            No
                  -----                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock of registrant held by non-affiliates was $13,110,136,923 at March 25, 1994, based upon the closing price of such stock on that date.

As of March 25, 1994, registrant had outstanding 542,787,422 shares of Common Stock.

Documents Incorporated by Reference:
Portions of the Proxy Statement For the 1994 Annual Meeting of Stockholders -
Part III

                                            PART I
Item 1.  Business

GENERAL
- -------

   MCI* is the second largest nationwide carrier of long-distance telecommunications services and provides a wide spectrum of domestic and international voice and data communications services. MCI's communications services include long-distance telephone service, record communications service and electronic messaging service. During each of the last three years, more than 90% of MCI's operating revenues, operating income and assets related to MCI's activities in the long-distance telecommunications industry.

SERVICES
- ---------

   MCI provides a broad range of domestic long-distance telecommunications services, including dial 1 access and dial access long-distance telephone service; voice and data services over software-defined virtual private networks; private line and switched access services; toll free or 800 services; and 900 services. MCI also provides a range of domestic data services and electronic messaging services and provides international long-distance telephone service, international record communications service, international data service and international electronic messaging service. These services are provided to residential, business, governmental and institutional customers.

   Domestic long-distance telecommunications services are marketed through MCI's Multinational Account unit and its Communications Services unit. The Multinational Account unit serves MCI's largest multinational business customers. The Communications Services unit is comprised of two sub-units:
Business Markets - serving all United States based businesses, except for the largest multinational businesses, and Federal, state and local governments; and Consumer Markets - serving residential customers.

- -----------------------
*MCI conducts its business primarily through its subsidiaries. Unless the context otherwise requires, "MCI" or "company" means MCI Communications Corporation, a Delaware corporation organized in August 1968, and its subsidiaries on a consolidated basis. MCI is a registered service mark of MCI Communications Corporation. MCI has its principal executive offices at 1801 Pennsylvania Avenue, N.W., Washington, D.C. 20006 (telephone number (202) 872-1600).

   Domestic data and electronic messaging services are marketed through MCI's Data Services Division, which was established in September 1993. This unit has responsibility for integrating the data services operations of BT North America Inc. which MCI acquired in January 1994 as part of the British Telecommunications plc ("BT") transaction described below under the caption "LONG-TERM STRATEGY" and in Note 2 of the Notes to Consolidated Financial Statements on pages 34 and 35 of this Annual Report on Form 10-K.

   International long-distance, record communications, data and electronic messaging services are marketed through MCI
International, Inc., a wholly-owned subsidiary of MCI. MCI also markets its services domestically and internationally, to a lesser extent, through arrangements with third parties.

SYSTEM
- ------

   Domestic long-distance telecommunications services are provided primarily over MCI's own coast-to-coast optical fiber and terrestrial digital microwave communications system and, to a lesser extent, over facilities leased from other common carriers. International communications services are provided by way of submarine cable systems in which MCI holds investment positions, satellites, facilities of other domestic and international carriers and through private line leased channels.

   MCI provides most of its customers access to its services through local interconnection facilities provided by local exchange telephone companies ("LECs") and, to a lesser extent, by competitive access providers ("CAPs") that carry telecommunications between MCI's operations centers and the premises of its customers. MCI provides customers that have very large volumes of communications with direct access between their facilities and MCI's facilities. Additionally, MCI expects in the future to provide, through its new subsidiary, MCI Metro, Inc. ("MCI Metro"), where permitted by law, local interconnection services to connect MCI's long-distance system to the premises of its business, governmental, institutional and residential customers located in major metropolitan areas.

   MCI's costs of furnishing the required local interconnection facilities are expected to be favorably impacted by actions taken by the Federal Communications Commission ("FCC") in 1991. The actions provide for the restructuring of LECs switched local transport access charges and allow long-distance carriers, such as MCI, to collocate facilities and equipment at the LECs offices for the purpose of providing special access to their customers. These actions are more fully discussed below under the caption "REGULATION".

   MCI's continued expansion of its digital transmission and switching facilities and capabilities to meet the demands of its customers for additional and enhanced domestic and international services, to add redundancy to its network and to enhance network intelligence, requires a high level of capital expenditures. Capital expenditures were $1,733 million in 1993; $1,272 million in 1992; and $1,377 million in 1991.

   In 1994, MCI plans capital expenditures of between $2.5 billion and $3.0 billion to continue to introduce new services, develop its communications system and meet the goals of its long-term strategy.

   At December 31, 1993, MCI had approximately 36,000 full-time employees.


LONG-TERM STRATEGY
- ------------------

   As part of its long-term strategic plan, MCI announced networkMCI**. Under networkMCI, MCI plans to expand its network to create and deliver a wide variety of new branded services both domestically and internationally. An initial element of networkMCI will involve the implementation of high-speed Synchronous Optical Network ("SONET") technology throughout MCI's domestic network and on international routes across the Atlantic and Pacific to substantially increase carrying speeds of traffic on MCI's network. In addition to the implementation of SONET technology, MCI plans to increase its network switching capabilities through the implementation of Asynchronous Transfer Mode ("ATM") technology, a state-of-the-art switching technology that enables a wide range of data communication services and will permit the MCI network to be linked to interactive multimedia and wireless communications.

   In addition, networkMCI will also include the formation by MCI of a new subsidiary, MCI Metro. MCI Metro will construct fiber rings and local switching infrastructure in major markets in the U.S. to provide special and switched transport access for data, voice, video and enhanced telecommunications services to business, governmental and institutional customers at a lower cost than is now generally available and, over time, subject to regulatory constraints, to offer a full range of local exchange telecommunications services to business, government, institutional and residential customers.

- -----------------------
** networkMCI is a service mark of MCI Communications
Corporation.

   Further, in February 1994, MCI entered into a letter agreement with Nextel Communications, Inc. ("Nextel") and Comcast Corporation which contemplates, as part of a strategic alliance between the companies and subject to the terms and conditions of definitive documentation, that MCI will invest approximately $1.3 billion in Nextel over the next three years for approximately a 17% equity interest. The letter agreement also contemplates that MCI will utilize Nextel as its principal provider of wireless telecommunications services and will offer to Nextel all business opportunities in respect of providing wireless telecommunications services and products. In addition, MCI will provide Nextel marketing and other services to support Nextel's sales of wireless telecommunications services and products.

   The development of strategic alliances to expand the use of MCI's services internationally is also a part of networkMCI. In August 1993, MCI entered into a definitive agreement with BT providing for the acquisition by BT of an approximate 20% equity interest in MCI for approximately $4.3 billion, the formation of a joint venture between BT and MCI to provide global enhanced and value-added telecommunications services, and the purchase by MCI of substantially all the assets of the U.S. operations of BT's data services subsidiary, BT North America, Inc.

   The joint venture, in which MCI will own a 24.9% equity interest, will provide global enhanced and value-added telecommunications services for which MCI will be the exclusive distributor in North, Central and South America, and BT will be the exclusive distributor in the rest of the world. MCI expects to invest approximately $250 million in this joint venture over the next five years.

   In January 1994, the company announced its intention to form a joint venture with Grupo Financiero Banamex-Accival ("Banacci"), Mexico's largest financial group, to provide competitive domestic and international long-distance telecommunications services in Mexico using MCI's technology. Subject to the grant of a concession from the government of Mexico, which is expected in August 1994, the joint venture will provide competitive switched telecommunication services commencing in August 1996. MCI will own a 45% equity interest in this joint venture. MCI will invest a total of $450 million in the joint venture over the next several years.

   In 1992, MCI entered into a strategic alliance with Stentor, an alliance of major Canadian telephone companies, to develop a fully integrated intelligent network linking the United States and Canada. The combination of the alliance and the formation of the joint venture in Mexico will assist in the development of a fully integrated, seamless North American network capable of providing services with identical features to customers throughout the United States, Canada and Mexico.

   The consummation of the transactions with BT are subject to various conditions, including the receipt of regulatory approvals which have not yet been obtained. The transactions with each of Banacci and Nextel are subject to the execution of definitive agreements and the satisfaction of various other conditions, including the receipt of regulatory approvals which have not yet been obtained.

   MCI estimates that networkMCI will involve the investment by MCI and its associated venturers of a total of more than $20 billion through the end of the decade.

COMPETITION
- -----------

   Competition in the long-distance telecommunications services market is intense, and MCI expects it to remain so for the foreseeable future. American Telephone and Telegraph Company ("AT&T") continues to be MCI's primary and most powerful competitor in the domestic and international long-distance telecommunications services market. AT&T is substantially larger than MCI and continues to compete vigorously with MCI. In general, MCI's long-distance telecommunications services are priced lower than the comparable services offered by AT&T. Although price is a significant factor in customer choice, innovation and quality of services, marketing strategy, customer service and other non-price factors are also important elements affecting competition.

   MCI also competes with Sprint Corporation and other facilities-based domestic communications common carriers and numerous resellers of long-distance telecommunications services. Under current FCC policy, almost any entity can freely enter the domestic long-distance telecommunications services market.

   Further, MCI also competes with the LEC that services the local access transport area ("LATA") where MCI is authorized to provide intra-LATA long-distance telecommunications services. MCI expects competition in this market to remain intense for the foreseeable future.

   The seven Regional Bell Operating Companies (individually an "RBOC" and collectively the "RBOCs"), are presently prohibited by the 1982 AT&T divestiture decree from entering the interstate long-distance telecommunications services market. Nevertheless, they have attempted to obtain relief from this and other restrictions through petitions to the federal courts and supporting proposed legislation in Congress. The RBOC's have very substantial capital and other resources and long standing customer relationships and if they are permitted to offer interstate long-distance telecommunications services, they could be significant competitors in the interstate long-distance telecommunications services market. Furthermore, to the extent the RBOC's maintain a monopoly in their local exchange markets, they have the potential to subsidize any long-distance rates with profits from their monopoly business.

   Several bills have been introduced in Congress that would permit the RBOCS to provide interstate long-distance telecommunications services. Some of these bills would permit an RBOC to enter the interstate long-distance telecommunications services market only once the RBOC sells separately each element of the local exchange telecommunications services it provides and there is actual and demonstrable competition in its local exchange telecommunications services market. Another bill introduced in the House of Representatives would permit the RBOCs to provide intrastate long-distance telecommunications services subject to state regulatory approval; resell long-distance telecommunications services for calls that originate in a state that permits intraLATA toll competition; and provide interstate long-distance telecommunications services for calls within the RBOC's service region, subject to FCC and Department of Justice approval. This bill requires that the RBOCs demonstrate that their monopoly position in the local exchange telecommunications services market will not impede competition in the interstate long-distance telecommunications services market but does not require that there be competition in an RBOC's local exchange telecommunications services market before it will be permitted to provide or resell interstate long-distance telecommunications services.

   It is not possible to predict whether or when any of these legislative proposals will be enacted, or what they will finally provide if enacted.

    MCI is monitoring these bills closely and will vigorously oppose any legislation that does not provide for substantial competition in the local exchange telecommunications services markets before the RBOCs are allowed into the long-distance telecommunications services market.

   The partial unbundling of the local exchange telecommunications services through the FCC's actions related to special access services and switched access services has created an opportunity for MCI, through MCI Metro, to compete with the LECs and the CAPs in providing these services. In addition, as the states open up additional local exchange telecommunications services to competition, MCI Metro will also compete with the LECs in the offering of these services. MCI expects that the LECs will compete vigorously with MCI Metro in the local exchange telecommunications services market. The LECs have substantial capital and other resources, long standing customer relationships and existing networks. In addition, the state regulatory agencies regulating the LECs may provide them with a greater degree of flexibility in pricing their services than is currently permitted.

   This greater flexibility will give the LECs the freedom to determine their rates within a certain range and to enter into individual contracts with customers. The company believes this flexibility and the LECs control of those aspects of the local exchange network that cannot be reproduced efficiently by a competitor present opportunities for the LECs to subsidize the prices of services which compete with MCI Metro's proposed services in an effort to stifle MCI Metro's competition.

   MCI Metro will also compete in the local exchange telecommunications services market with a number of CAPs, a few of which have existing local networks and significant financial resources.


REGULATION
- ----------

   The FCC has extensive authority to regulate common carriers, including the power to review the rates charged by long-distance carriers and to establish policies that promote competition in the long-distance telecommunications services market.

   The FCC exercised this power by adopting a policy, effective on May 1, 1993, that requires long-distance carriers to permit customers to retain their current 800 numbers when they change long-distance carriers. In recognition of AT&T's dominance in the 800 services market, this policy also required AT&T to permit certain large businesses using AT&T's 800 service to cancel their long-term contracts for AT&T services within 90 days of May 1, 1993 if they desired to choose another long-distance carrier for those services.

   In another effort to promote competition in the long-distance telecommunications services market, the FCC in 1991 adopted a two year transition plan to restructure switched transport access charges imposed on long-distance carriers by LECs. The plan will permit the LECs to base a portion of these switched access charges on a flat, non-usage sensitive rate basis. This provides both the LECs and CAPs the ability to compete for long-distance carriers' access business on a more equal basis while minimizing the adverse impact on long-distance competition.

   In September 1992, the FCC voted to require certain of the LECs, subject to certain exceptions, to offer long-distance carriers, such as MCI, CAPs and certain others, physical collocation in the LEC's offices at cost-based rates. The LECs have filed tariffs for both special and switched access interconnection. These rates have not yet gone into effect and are being reviewed by the FCC. Under these decisions by the FCC, MCI expects to expand the number of customers to which it can offer special and switched access services by being able to reach through interconnection virtually every business customer in its metropolitan service areas.

   MCI believes that these regulatory developments will have a positive impact on its costs for local interconnection facilities, although it is not possible to estimate what such impact will be and whether it will be significant.

    Rates of international communications carriers for traffic from the United States to foreign countries are subject to regulation by the FCC. Revenues derived from international services (with the exception of leased channel services) are generally collected by the originating carrier and divided with the terminating carriers by means of agreements that are subject to the approval of the FCC and the approval of the appropriate overseas agency. International communications facilities in the U.S. are also subject to the jurisdiction of the FCC, and the provision of service to a foreign country is subject to the approval of the FCC and the appropriate foreign governmental agencies.

   To the extent MCI provides intrastate local and long-distance telecommunications services, it is subject to state regulatory commissions which have extensive authority to regulate the provision of such services.

Item 2.  Properties.
- -------------------

   MCI leases portions of railroad, utility and other rights of way for its fiber optic transmission system. MCI also has numerous tower sites, generally in rural areas, to serve as repeater stations in its domestic microwave transmission system. Most of these sites are leased, although MCI does own many of those which are at an intersection of two or more routes of MCI's transmission system. Generally, MCI owns the buildings that serve as switch facilities for the transmission system. In metropolitan areas, MCI leases facilities to serve as operations facilities for its intercity and overseas transmissions systems.

   MCI also leases office space to serve as sales office and/or administrative facilities. Some of these facilities are located jointly with operations facilities. In addition, MCI owns its headquarters in Washington, D.C. and two buildings in a suburb of Washington, D.C., as well as administrative facilities in Richardson, Texas; Colorado Springs, Colorado; Piscataway, New Jersey; and Cedar Rapids, Iowa.

Item 3.  Legal Proceedings.
- ---------------------------

   Information regarding contingencies and legal proceedings is included in Note 10 of the Notes to Consolidated Financial
Statements on pages 46 and 47 of this Annual Report on Form 10-K.

   In March 1994, the Court of Appeals for the District of
Columbia Circuit upheld the United States District Court for the
District of Columbia's dismissal of the action described in the last paragraph of Note 10. MCI has been informed that no further action will be taken by the plaintiffs in this matter.



Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

   None.

Item 10.  Executive Officers of the Registrant.*
- -----------------------------------------------

   The executive officers of MCI are elected annually and serve at the pleasure of the board of directors. They are:



       Name             Age*           Position

Bert C. Roberts, Jr.    51    Chairman of the Board, Chief
                              Executive Officer, Director

Richard T. Liebhaber    58    Chief Strategy and Technology
                              Officer, Director

Gerald H. Taylor        52    Executive Vice President and Group
                              Executive, MCI Telecommunications
                              Corporation

Eugene Eidenberg        54    Executive Vice President and Group
                              Executive

Seth D. Blumenfeld      53    President, MCI International, Inc.


Daniel E. Crawford      54    Executive Vice President, MCI
                              Telecommunications Corporation

Angela O. Dunlap        37    Executive Vice President, MCI
                              Telecommunications Corporation

Gary M. Parsons         43    Executive Vice President

Timothy F. Price        40    Executive Vice President, MCI
                              Telecommunications Corporation

Douglas L. Maine        45    Senior Vice President and Chief
                              Financial Officer

Jack E. Reich           43    Senior Vice President, MCI
                              Telecommunications Corporation

John R. Worthington     63    Senior Vice President, General
                              Counsel, Director

Bradley E. Sparks       47    Vice President, Controller

- --------------------
*As of March 1, 1994

   Mr. Roberts has been Chairman of the Board of MCI since June 1992 and Chief Executive Officer of MCI since December 1991. He was President and Chief Operating Officer of MCI from October 1985 to June 1992 and President of MCI Telecommunications Corporation, the subsidiary of MCI providing long-distance telecommunications services, from May 1983 to June 1992. Mr. Roberts has been a director of MCI since 1985.

   Mr. Liebhaber has been Chief Strategy and Technology Officer and a director of MCI since June 1992. He was an Executive Vice President and Group Executive of MCI from May 1990 to June 1992. He was an Executive Vice President of MCI from December 1985 to May 1990.

   Mr. Taylor has been an Executive Vice President and Group Executive of MCI Telecommunications Corporation since September 1993. He was an Executive Vice President of MCI Telecommunications Corporation, serving as President, Consumer Markets, from November 1990 to August 1993. For more than five years prior thereto, Mr. Taylor was a Senior Vice President of MCI Telecommunications Corporation, serving, at separate times, as President of the Mid-Atlantic Division and the West Division.

   Mr. Eidenberg has been an Executive Vice President and Group
Executive of MCI since September 1993, an Executive Vice
President of MCI since January 1990 and an Executive Vice
President of MCI Telecommunications Corporation since December
1989.  From May 1987 to November 1989, he was President and Chief
Executive Officer of Macrovision Corporation, a technology company.

   Mr. Blumenfeld has been President of MCI International, Inc., a subsidiary of MCI that provides and markets telecommunications services internationally, since September 1984.

   Mr. Crawford has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, Network
Services, since December 1990.   For more than five years prior
thereto, Mr. Crawford was a Senior Vice President of MCI Telecommunications Corporation, serving as President of the Southwest Division from July 1989 to December 1990.

   Ms. Dunlap has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, Consumer Markets, since October 1993. She was a Senior Vice President, Consumer Markets, of MCI Telecommunications Corporation from April 1993 to October 1993 and Vice President of MCI Telecommunications Corporation from November 1990 to April 1993. For more than five years prior thereto, Ms. Dunlap was employed by MCI Telecommunications Corporation in various managerial positions.

   Mr. Parsons has been an Executive Vice President of MCI since August 1993. He was a Senior Vice President of MCI Telecommunications Corporation from August 1990 to August 1993, serving as President of the Southern Division and as a Senior Vice President. From December 1988 to August 1990, he was an Executive Vice President of Telecom*USA, Inc., a domestic long-distance telecommunications company acquired by MCI in August 1990.

   Mr. Price has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, Business Markets, since June 1993. He was a Senior Vice President of MCI Telecommunications Corporation from November 1990 to June 1993, serving as President, Business Services, from July 1992 to June 1993 and as Senior Vice President, Consumer Markets, from November 1990 to June 1992. For more than five years prior thereto, Mr. Price was a Vice President of MCI Telecommunications Corporation.

   Mr. Maine has been a Senior Vice President of MCI since September 1988. Mr. Maine has been Chief Financial Officer of MCI since February 1992, was Controller of MCI from June 1987 to April 1989 and was Senior Vice President of Finance from April 1989 to November 1990. He has been a Senior Vice President of MCI Telecommunications Corporation since September 1988, serving as President of the Southern Division from November 1990 to February 1992.

   Mr. Reich has been a Senior Vice President of MCI
Telecommunications Corporation, serving as President,
Multinational Accounts, since November 1993. For more than five years prior thereto he was a Vice President of MCI
Telecommunications Corporation.

   Mr. Worthington has been General Counsel of MCI since 1971, a
Senior Vice President of MCI since September 1979, and a director of MCI since 1968.

   Mr. Sparks has been a Vice President and Controller of MCI since September 1993 and was a Vice President and Treasurer of MCI from September 1988 to September 1993.


                PART II BEGINS ON THE NEXT PAGE

                            PART II

Item 5.  Market for Registrant's Common Equity and Related
- -----------------------------------------------------------------
Stockholder Matters.
- -------------------

   MCI Common Stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") NMS. The table below sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for the periods indicated. (Prices in the tables below have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend paid on July 9, 1993.)


                              1993

                          HIGH        LOW
                        --------   ---------

           1st Quarter  $23        $18 13/16
           2nd Quarter   28 15/16   21 7/16
           3rd Quarter   29 7/8     26 1/4
           4th Quarter   29 5/8     24 1/8


                              1992

                          HIGH        LOW
                        --------   ---------

           1st Quarter  $18 1/16   $14 3/4
           2nd Quarter   17 3/8     14 3/4
           3rd Quarter   18 1/8     15 3/8
           4th Quarter   20 7/16    16 13/16



   MCI paid cash dividends of $.025 (adjusted for the effect of the two-for-one stock split) per share of common stock in June and December 1992 and in July and December 1993.


   At March 25, 1994, there were 49,939 holders of record of MCI's Common Stock.

Item 6.   Selected Financial Data.
- ----------------------------------

SELECTED FINANCIAL INFORMATION

MCI Communications Corporation and Subsidiaries

Year ended December 31,                       1993     1992     1991     1990     1989
(In millions, except per share amounts)

Summary of operations
Revenue                                   $ 11,921  $10,562  $ 9,491  $ 8,454  $ 6,969
Total operating expenses                   (10,653)  (9,351)  (8,400)  (7,834)  (5,987)

Income from operations                       1,268    1,211    1,091      620      982
Interest expense                              (178)    (218)    (212)    (213)    (238)
Income before extraordinary item               627      609      551      299      603
Net income                                     582      609      551      299      558

Earnings applicable to
  common stockholders                          581      589      522      270      529
Earnings per common and common
  equivalent shares
  Income before extraordinary item            1.12     1.11     1.00      .53     1.13
  Loss on early debt retirements              (.08)      -        -        -      (.08)
    Total                                     1.04     1.11     1.00      .53     1.05
Cash dividends per share                       .05      .05      .05      .05        -

Balance sheet
Gross investment in communications system  $11,618  $10,316  $ 9,684  $ 8,708  $ 7,345
Annual investment in communications system   2,095    1,371    1,381    1,283    1,052
Total assets                                11,276    9,678    8,834    8,249    6,484
Long-term debt                               2,366    3,432    3,104    3,147    2,241
Stockholders' equity                         4,713    3,150    2,959    2,340    1,995






In August 1990, the company acquired all the outstanding shares of common stock of Telecom*USA. The acquisition was accounted for as a purchase and, accordingly the net assets and results of operations of Telecom*USA are included in the information above since the acquisition date.

All per share amounts have been retroactively restated as a result of a two-for-one stock split in the form of a 100% stock dividend, paid on July 9, 1993.

Item 7.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations.
- ------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS - OVERVIEW

Earnings Summary

Net income was $582 million, $609 million and $551 million, for the years ended December 31, 1993, 1992 and 1991, respectively. Net income for the year ended December 31, 1993 reflects a pre-tax charge of $150 million, recorded in the fourth quarter, primarily to recognize costs associated with the company's strategic realignment, streamlining of engineering and network operations facilities and relocation of certain operations to lower cost areas. These actions are necessary to better meet the challenging needs of the domestic market, to expand the company's role in global telecommunications and to pursue business opportunities in emerging technologies. Net income for 1993 also includes an extraordinary loss of $45 million, net of tax benefit, for losses on the early retirement of debt.

Earnings per share for the year ended December 31, 1993, were $1.12 before the extraordinary loss and $1.04 after it, compared to $1.11 and $1.00, for the years ended December 31, 1992 and 1991, respectively. All earnings per share amounts have been restated as a result of a two-for-one stock split in the form of a 100% stock dividend paid on July 9, 1993.

In 1993, the company continued to operate in a single industry segment, the long-distance telecommunications industry. More than 90% of its operating revenue and identifiable assets relate to its activities in this industry.

British Telecommunications plc Investment

In August 1993, the company and British Telecommunications plc (BT) entered into a definitive agreement providing for a total investment by BT of $4.3 billion in exchange for a new class of common stock giving BT a 20% voting interest in the company. In June 1993, BT purchased $830 million of newly issued shares of convertible preferred stock which will be exchanged for shares of the new class of common stock upon the receipt of the remaining $3.5 billion from BT. The company expects these transactions to be consummated later in 1994 (see Note 2 of the Notes to Consolidated Financial Statements).

The company and BT also entered into several other definitive agreements in August 1993, one of which provided for the formation of a joint venture to provide global enhanced and value-added telecommunications services. The company expects to invest approximately $250 million in this venture over the next five years. Another agreement provided for the company's purchase of substantially all of the operations of BT North America Inc. (BTNA), a data services provider. This transaction was completed on January 31, 1994 for a purchase price of $108 million. The company used proceeds from the issuance of commercial paper and cash from operations to fund this purchase.
Competitive Strategy

In January 1994, the company announced networkMCI, its long-term strategic vision. Initiatives relating to networkMCI will involve a variety of activities, including the expansion of the company's network to create and deliver a wide variety of new branded services. The company estimates that networkMCI will involve substantial investment through the end of the decade, a portion of which is expected to be provided through alliances with other companies.

One of the announced networkMCI initiatives is the implementation of high-speed Synchronous Optical Network (SONET) technology throughout the company's domestic network and on international routes across the Atlantic and Pacific. In addition to the implementation of SONET technology, the company plans to increase its network switching capabilities through the implementation of Asychronous Transfer Mode (ATM) technology, which enables a wide range of data communications and wireless communications. The company also announced the creation of MCI Metro, a new subsidiary that will construct fiber rings and local switching infrastructure in major U.S. metropolitan markets over the next several years. This initiative is intended to make local access facilities available to long-distance telecommunications carriers at a reasonable cost and, subject to regulatory constraints, permit MCI Metro to compete in the local telecommunications services market. The total investment in MCI Metro will be approximately $2 billion over the next several years, a portion of which is expected to be provided by alliances with other companies.

As part of its international long-term strategy, the company announced, in January 1994, its intention to form a joint venture with Grupo Financiero Banamex-Accival (Banacci) to provide competitive domestic and international long-distance telecommunications services in Mexico. The long-distance market in Mexico will be opened to competition beginning in 1996, with licenses expected to be awarded in late 1994. The joint venture will be 55 percent owned by Banacci and 45 percent by the company. The company plans to make available certain technology to the joint venture in order to facilitate the completion of its integrated North American network. The total investment over the next several years is expected to approximate $450 million, of which $150 million will be made in 1994.

The company expects to finance its cash requirements for the foregoing activities from operating cash flow, the proceeds from the BT investment and access to the capital markets. Since all of these investments are in the early stages of development, they will not have a significant impact on the company's results of operations in 1994. The company anticipates that these investments will have a more significant impact on future results of operations as they develop and mature.

On February 28, 1994, the company announced another integral part of its networkMCI strategy: a strategic alliance with Nextel Communications, Inc. (Nextel) and Comcast Corporation (Comcast), to provide digital wireless personal communications services throughout the U.S. Subject to regulatory approval, the company plans to invest approximately $1.3 billion in Nextel over the next several years, which equates to approximately a 17 percent interest in Nextel. In addition to the cash investment, the company will bring its marketing expertise, distribution channels and intelligent network to the alliance. Comcast currently owns approximately 17 percent of Nextel and will contribute its expertise in operating cellular and cable systems. These services will be marketed by the company under the company's brand name.

Under the terms of the agreement, the company will make an initial investment of $792 million to acquire 22 million shares of Nextel Class A common stock, which is expected to occur in mid-1994. The company has also committed to purchase another 15 million shares of Class A common stock over the next three years, at an average price of $38 per share, to bring its total investment to approximately $1.3 billion. As with other networkMCI initiatives, the company expects to fund this investment from operating cash flow, the proceeds from the remaining BT investment and access to the capital markets.

Recent Accounting Pronouncements

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits, effective for fiscal years beginning after December 15, 1993. This standard establishes financial accounting and reporting standards for the estimated cost of benefits provided by an employer to former or inactive employees after their employment, but before their retirement, such as continuation of medical coverage. It requires that if defined conditions are met, postemployment benefits must be estimated and accrued rather than recognized as an expense when paid. The adoption of this new standard, in the first quarter of 1994, will not have a material impact on the company's financial position or results of operations.

In May 1993, the FASB issued SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, effective for fiscal years beginning after December 15, 1993. This standard establishes new accounting and reporting requirements for certain investments in debt and equity securities. Upon adoption of this new standard in the first quarter of 1994, there will not be a material impact on the company's financial position or results of operations. This standard will be applied to the company's planned investment in Nextel, which is expected to occur in mid-1994. In accordance with the provisions of SFAS 115, any holding gains and losses related to this investment will be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. This standard will also be applied to other applicable investments that may arise as a result of the use of the final proceeds from the BT transaction.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Revenue

In 1993, the company's revenue grew 13%, primarily due to growth in traffic volume of 14%. In 1992 and 1991, the company's revenue increased 11% and 12%, respectively, and traffic volume increased 15% and 16%, respectively. The variance between revenue growth and traffic growth in each of the past three years generally reflects the impact of various product promotions and discounts, changes in the mix of products sold and migration of some business customers to lower-priced products. In 1993, this variance narrowed to one percent compared to four percent in each of 1992 and 1991, as a result of growth in international and data revenue, changes in the mix of products sold and increases in certain product prices.

While international and data revenues are expected to continue to provide a positive impact on this variance in 1994, competitive pressures in the marketplace may have an unfavorable impact. The overall increase in revenue and traffic over the last three years reflects ongoing growth in all areas of the company's business.

Revenue growth from the consumer market is a result of the sustained growth of the company's Friends & Family*** brand of products and growth in the international and multilingual markets. The company's initiatives in these areas have resulted in substantial growth in international calling volumes on a year-over-year basis. The company's 1-800-COLLECT*** product, introduced in May 1993, also contributed to the revenue growth in the consumer market.

In the business market, revenue and traffic grew in each of the last three years primarily as a result of the continued success of the company's virtual private network product, Vnet***. MCI's Vision and Preferred products also experienced growth in these periods and were enhanced by the company's introduction of its Proof Positive**** service in 1993. Growth also resulted from 800 products, particularly in 1993 from the initial net gain in signed contracts following the FCC's 800 portability ruling. This ruling, which took effect in May 1993, enables customers to keep their existing 800 numbers when they change long-distance carriers.

The company's various data products experienced significant growth in 1993. While data products are not currently a large part of the company's revenue, continued growth is expected due to the anticipated increases in demand for broadband services.

Telecommunications expense

The principal components of telecommunications expense are the cost of access facilities provided by local exchange carriers and other domestic service providers and the payments made to foreign telephone companies (international settlements) to complete calls made from the U.S. by the company's customers.

Telecommunications expense increased 12% in 1993, 11% in 1992 and 15% in 1991, primarily due to growth in the company's domestic and international traffic partially offset by reductions in international settlement and domestic switched access rates, costs savings associated with the company's focus on optimizing network efficiencies and effective use of local exchange carrier term pricing plans.

Sales, operations and general

Including a 1993 realignment charge of $150 million, sales, operations and general expenses increased by 18% in 1993, 11% in 1992 and 21% in 1991. Excluding the realignment charge, sales, operations and general expenses increased 13% in 1993. These increases generally reflect the overall growth in the company's business. The company recorded the $150 million charge in the fourth quarter of 1993, primarily to recognize costs associated with the company's strategic realignment, streamlining of engineering and network operations facilities and relocation of certain operations to lower cost areas. Also affecting the 1993 increase was the mid-year implementation of new products and services, such as 1-800-COLLECT and Proof Positive, and the increased sales and marketing efforts necessary to take advantage of opportunities provided by the introduction of 800 portability.

The 21% increase in 1991 was also attributable to the full-year impact of the purchase of Telecom*USA in August 1990, which resulted in an increase in full-time employees and related compensation expenses. Increased expenses relating to marketing and customer service, as well as expanded use of local telephone companies for billing services, also contributed to the 1991 increase.

Other

Interest expense decreased in 1993 from the 1992 and 1991 levels. The decreases reflect the interest savings from the early retirement and redemptions of debt, as well as the decline in interest rates during 1993. As a result of the early retirement of debt, the company recorded a $45 million extraordinary loss, net of the applicable tax benefit.

In August 1993, legislation was passed which changed various provisions of the federal income tax laws, including an increase in the statutory federal income tax rate for corporations from 34% to 35%, retroactively effective to January 1, 1993. As required by SFAS 109, Accounting for Income Taxes, which the company adopted in the first quarter of 1993, the company recognized the cumulative effect of the changes in the third quarter of 1993, the period of enactment. The primary component of this increase was the required adjustment to the company's net deferred income tax liability at December 31, 1992, to reflect the tax law changes.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF LIQUIDITY AND FINANCIAL CONDITION

Current assets grew primarily from the increase in accounts receivable reflecting higher 1993 revenue. The adoption of SFAS 109, which resulted in the reporting of a current deferred tax asset, accounted for the remaining portion of the increase. This tax asset was previously reported as a component of the noncurrent deferred tax liability (see Note 7 of the Notes to Consolidated Financial Statements). These increases were partially offset by a decrease in cash, as additional cash was held at December 31, 1992, in anticipation of the April 1993 partial retirement of the company's 10% Subordinated Debentures due April 1, 2011 (10% Debentures).

The increase in current liabilities is due mainly to the growth in the company's ongoing business which led to an increase in the company's accounts payable and accrued telecommunications expense. The increase in accrued telecommunications expense resulted from the company's increased revenue, while the increase in accounts payable resulted from increased investment in the company's communications system. The $150 million realignment charge, taken in the fourth quarter of 1993, also increased other accrued liabilities.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the company uses its $1.25 billion bank credit facility in conjunction with its commercial paper program to fund short-term fluctuations in working capital. At December 31, 1993, $239 million of commercial paper borrowings were outstanding and no amounts were outstanding under the credit facility.

To ensure ready access to the financial markets, the company also has a shelf registration providing for the issuance of debt securities with a range of possible maturities and interest at fixed or variable rates. At December 31, 1993, the company had $950 million principal amount of debt securities available under this shelf registration.

The change in the company's net communications system primarily reflects continued investment in its digital transmission and switching facilities to meet customers' demands for new services, for redundancy and for enhanced network intelligence. This increase was offset primarily by the impact of the 1993 depreciation charge. The company's investment in its communications system resulted in a significant increase in capacity circuit miles, and was funded with cash generated from operating activities and commercial paper and bank credit facility borrowings.

Noncurrent liabilities decreased as a result of the company's refinancing of a major portion of its long-term debt in the first half of 1993. This was offset by an increase in the net deferred income tax liability arising from both the effect of implementing SFAS 109 and the deferred income tax provision for 1993.

In January 1993, the company issued $200 million of 7 1/8% Senior Notes due January 2000 and $200 million of 8 1/4% Senior Debentures due January 2023. The proceeds were used primarily to repay credit facility and commercial paper borrowings. In March 1993, the company issued $240 million of 7 3/4% Senior Debentures due March 2024. The proceeds from this issuance, along with borrowings under the company's credit facility and commercial paper program, were used to redeem all $616 million, net of unamortized discounts, of the company's Zero-Coupon Subordinated Convertible Notes. Finally, in 1993, the company redeemed all $575 million principal amount of its 10% Debentures. Pursuant to the terms of the indenture, the call price for these debentures was $1,080 per each $1,000 principal amount of debenture, plus accrued and unpaid interest. The company used cash segregated from operations and earnings during both the fourth quarter of 1992 and the first quarter of 1993 to retire $283 million principal amount of these debentures. The remaining redemption of $292 million principal amount was funded by the proceeds of the June 1993 issuance of preferred stock to BT for $830 million. The remaining portion of the preferred stock proceeds was used to repay credit facility and commercial paper borrowings and execute an early buyout of a construction lease.

Stockholders' equity increased primarily as a result of the
aforementioned issuance of preferred stock.   Additionally, the
change reflects the additions to retained earnings from net income for 1993 and common stock issued in connection with employee benefit plans, partially offset by purchases of treasury stock during the year.

The company's ratio of debt to total debt plus equity has been reduced substantially, to 35% at December 31, 1993, from 54% at December 31, 1992, as a result of the debt restructuring and increase in stockholders' equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

Cash from Operating Activities

Cash flows from operating activities in 1993 reflect the overall increase in the company's business volume during the year. Cash receipts from customers increased approximately 12% in 1993, primarily from the 13% growth in revenue offset by the increase in accounts receivable during the year. Cash paid to suppliers and employees increased 12%, while operating expenses, less depreciation expense, increased approximately 14%. The difference relates primarily to the realignment charge of $150 million, which was a non-cash item. The cash outflow for the realignment charge will be reflected as a component of cash from operating activities.

Cash Used for Investing Activities

The increase in cash used for investing activities is a result of an increase in capital expenditures of approximately $460 million related primarily to increased network capacity, necessary to support the company's growth in business. In 1993, the company continued to expand and enhance its digital transmission and switching facilities to meet customers' demands for new services, redundancy and enhanced network intelligence. Significant additions in 1993 included the construction of several major interstate fiber routes and the completion of a new data center. The remainder of the increase relates to acquisitions and dispositions of minor business ventures during the year.
          Page 23 of 62

As a result of its networkMCI strategy, the company is planning capital expenditures of cash in the range of $2.5 to $3.0 billion in 1994. In management's opinion, the company's cash generated from operating activities, the remaining $3.5 billion of proceeds from BT and the company's ability to borrow will be sufficient to maintain an adequate level of funding to finance these expenditures, the investment in Nextel and other 1994 investments associated with networkMCI.

Cash Used for Financing Activities

Cash used for financing activities in 1993 reflects activities designed to position the company for future business expansion. As discussed in the Liquidity and Financial Condition section, the company refinanced or redeemed a significant portion of its long-term debt in the first half of 1993. In addition, the company had a net decrease in commercial paper and bank credit facility borrowings during 1993 and purchased more treasury stock than in 1992.

The cash proceeds from the sale of preferred shares to BT and the impact of increased employee stock option exercises, reflecting the favorable performance of the company's stock during the year, partially offset the outflow of cash in 1993 as mentioned above.

                  ITEM 8.  BEGINS ON THE NEXT PAGE







- ----------------------------------
*** Friends & Family, 1-800-COLLECT and Vnet are registered service marks of MCI Communications Corporation.

**** Proof Positive is a service mark of MCI Communications
Corporation.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

REPORT OF MANAGEMENT

The management of the company is responsible for the financial information and representations contained in the financial statements, notes and all other sections of the annual report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions which have occurred. In preparing the financial statements, it is necessary that management make informed estimates and judgments based on currently available information in order to record the results of certain events and transactions.

The company maintains a system of internal controls designed to enable management to meet its responsibility for reporting reliable financial information. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are recorded and executed with management's authorization. Internal control systems are subject to inherent limitations due to the necessity to balance costs incurred with benefits provided. The company believes that the existing system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely manner.

The board of directors pursues its oversight role for the financial statements through its audit committee, which is comprised solely of directors who are not officers or employees of the company. They are responsible for engaging, subject to stockholder approval, the independent accountants. The audit committee meets periodically with management and the independent accountants to review their activities in connection with financial reporting matters. The independent accountants have full and free access to meet with the audit committee, without management representatives present, to discuss the results of their examination and the adequacy and quality of internal controls and financial reporting.

The report of our independent accountants, Price Waterhouse, appears herewith. Their audit of the financial statements includes a review of the company's system of internal controls and testing of records as required by generally accepted auditing standards.

BRADLEY E. SPARKS
- -----------------
Bradley E. Sparks
Vice President and Controller
January 26, 1994

REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse


To the Board of Directors and Stockholders of MCI Communications Corporation

In our opinion, the accompanying balance sheet and the related consolidated income statement, statements of cash flows and stockholders' equity present fairly, in all material respects, the financial position of MCI Communications Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/PRICE WATERHOUSE
- -------------------
PRICE WATERHOUSE

January 26, 1994
Washington, D.C.

INCOME STATEMENT

MCI Communications Corporation and Subsidiaries


Year ended December 31,                             1993        1992      1991
(In millions, except per share amounts)             ----        ----      ----

Revenue
  Sales of communications services               $11,921     $10,562    $9,491
                                                 -------     -------    ------
Operating expenses
   Telecommunications                              6,373       5,684     5,112
   Sales, operations and general                   3,310       2,794     2,512
   Depreciation                                      970         873       776
                                                 -------     -------    ------
    Total operating expenses                      10,653       9,351     8,400
                                                 -------     -------    ------
Income from operations                             1,268       1,211     1,091

Interest expense                                    (178)       (218)     (212)
Other expense, net                                   (45)        (30)      (31)
                                                 -------     -------    ------
Income before income taxes and
  extraordinary item                               1,045         963       848

Income tax provision                                 418         354       297
                                                 -------     -------    ------
Income before extraordinary item                     627         609       551

Extraordinary loss on early debt
  retirements, less applicable tax
  benefit of $26 million                              45           -         -
                                                 -------     -------    ------
  Net income                                     $   582     $   609    $  551
                                                 =======     =======    ======
Dividends on preferred stock                           1          20        29
                                                 -------     -------    ------
  Earnings applicable to common stockholders     $   581     $   589    $  522
                                                 =======     =======    ======

Earnings per common and common equivalent shares
  Income before extraordinary item               $  1.12     $  1.11    $ 1.00
  Loss on early debt retirements                    (.08)          -         -
                                                 -------     -------    ------
Total                                            $  1.04     $  1.11    $ 1.00
                                                 =======     =======    ======

See accompanying Notes to Consolidated Financial Statements

BALANCE SHEET

MCI Communications Corporation and Subsidiaries

December 31,                                               1993         1992
(In millions)                                              ----         ----

Assets

Current assets
  Cash and cash equivalents                             $   165       $  232
  Receivables, net of allowance for
    uncollectibles of $211 and $189 million               2,131        1,764
  Deferred income taxes                                     116            -
  Other                                                     189          185
                                                        -------       ------

         Total current assets                             2,601        2,181
                                                        -------       ------
Communications system
  System in service                                       8,563        7,723
  Other property and equipment                            2,172        1,924
                                                        -------       ------
         Total communications system in service          10,735        9,647
                                                        -------       ------
  Accumulated depreciation                               (4,297)      (4,151)
  Construction in progress                                  883          669
                                                        -------       ------
         Total communications system, net                 7,321        6,165
                                                        -------       ------
Other assets
  Excess of cost over net assets acquired, net            1,093        1,111
  Other assets and deferred charges, net                    261          221
                                                        -------       ------
         Total other assets                               1,354        1,332
                                                        -------       ------
         Total assets                                   $11,276       $9,678
                                                        =======       ======

Liabilities and stockholders' equity

Current liabilities
  Accrued telecommunications expense                    $ 1,507       $1,175
  Accounts payable                                          742          467
  Long-term debt due within one year                        215          215
  Other accrued liabilities                                 737          607
                                                        -------       ------

          Total current liabilities                       3,201        2,464
                                                        -------       ------
Noncurrent liabilities
  Long-term debt                                          2,366        3,432
  Deferred income taxes                                     927          558
  Other                                                      69           74
                                                        -------       ------
          Total noncurrent liabilities                    3,362        4,064
                                                        -------       ------

Stockholders' equity
  Series D convertible preferred stock, $.10 par
    value, authorized and outstanding 13,736 shares           1            -
  Common stock, $.10 par value, authorized 800
    million shares, issued 592 and 296 million shares        60           30
  Additional paid in capital                              2,493        1,479
  Retained earnings                                       2,785        2,231
  Treasury stock at cost, 51 and 33 million shares         (626)        (590)
                                                        -------       ------
         Total stockholders' equity                       4,713        3,150
                                                        -------       ------
         Total liabilities and stockholders' equity     $11,276       $9,678
                                                        =======       ======



















See accompanying Notes to Consolidated Financial Statements

STATEMENT OF CASH FLOWS

MCI Communications Corporation and Subsidiaries

Year ended December 31,                                 1993      1992     1991
(In millions)                                           ----      ----     ----

Operating activities
    Cash received from customers                     $11,546   $10,328   $9,362
    Cash paid to suppliers and employees              (9,097)   (8,154)  (7,597)
    Taxes paid                                          (321)     (292)    (292)
    Interest paid                                       (150)     (156)    (202)
                                                     -------   -------   ------
         Cash from operating activities                1,978     1,726    1,271
                                                     -------   -------   ------
Investing activities
    Cash outflow for communications system            (1,733)   (1,272)  (1,377)
    Other, net                                           (26)       11        1
                                                     -------   -------   ------
         Cash used for investing activities           (1,759)   (1,261)  (1,376)
                                                     -------   -------   ------
         Net cash flow before financing activities       219       465     (105)
                                                     -------   -------   ------
Financing activities
    Issuance of Senior Notes and other debt              756       481      527
    Retirement of Senior Notes and other debt         (1,468)     (218)    (504)
    Commercial paper and bank credit facility
      activity, net                                     (497)      (69)     (84)
    Issuance of preferred stock                          830         -        -
    Redemption of preferred stock                          -      (400)       -
    Purchase of treasury stock                          (198)     (180)       -
    Issuance of common stock for employee plans          319       168       79
    Payment of dividends on common and
      preferred stock                                    (28)      (56)     (55)
                                                     -------   -------   ------
          Cash used for financing activities            (286)     (274)     (37)

Net (decrease) increase in cash and cash equivalents     (67)      191     (142)

Cash and cash equivalents at beginning of year           232        41      183
                                                     -------   -------   ------
Cash and cash equivalents at end of year             $   165   $   232   $   41
                                                     =======   =======   ======









See accompanying Notes to Consolidated Financial Statements

STATEMENT OF STOCKHOLDERS' EQUITY

MCI Communications Corporation and Subsidiaries




                                        Preferred Stock  Common Stock
                                                 Issued        Issued
                                        ---------------  ------------ Additional               Treasury      Stock-
                                                    Par           Par    Paid in    Retained     Stock,    holders'
(In millions)                             Shares  Value  Shares Value    Capital    Earnings    at Cost     Equity
                                        ---------------  ------------ ----------    --------   --------    -------
Balance at December 31, 1990                   2 $    1     296  $ 30     $1,745      $1,173      $(609)    $2,340
Net income                                     -      -       -     -          -         551          -        551
Common stock issued for employee
  stock and benefit plans (5.6 million shares) -      -       -     -         26           -          80       106
Common and preferred dividends                 -      -       -     -          -         (55)          -       (55)
Tax benefit of common stock
  transactions related to
  employee benefit plans                       -      -       -     -         17           -           -        17
                                        ---------------  ------------ ----------    --------   ---------   -------
Balance at December 31, 1991                   2      1     296    30      1,788       1,669       (529)     2,959
Net income                                     -      -       -     -          -         609          -        609
Preferred stock redeemed                      (2)    (1)      -     -       (399)          -          -       (400)
Common stock issued for employee
  stock and benefit plans (9.1 million shares) -      -       -     -         72           -        129        201
Treasury stock purchased (5.6 million shares)  -      -       -     -          -           -       (190)      (190)
Common and preferred dividends                 -      -       -     -          -         (47)         -        (47)
Tax benefit of common stock
  transactions related to
  employee benefit plans                       -      -       -     -         18           -          -         18
                                        ---------------  ------------ ----------    ---------  ---------   ---------
Balance at December 31, 1992                   -      -     296    30      1,479        2,231       (590)    3,150
Net income                                     -      -       -     -          -          582          -       582
Common stock issued for employee
  stock and benefit plans (22.9 million shares)-      -       -     -        179            -        160       339
Treasury stock purchased (8.4 million shares)  -      -       -     -          -            -       (196)     (196)
Common and preferred dividends                 -      -       -     -          -          (28)         -       (28)
Preferred stock issued (13,736 shares)         1      1       -     -        829            -          -       830
Stock split effected in the form of a 100%
  stock dividend                               -      -     296    30        (30)           -          -         -
Tax benefit of common stock
  transactions related to
  employee benefit plans                       -      -       -     -         36            -          -        36
                                         --------------  ------------ ----------    ---------  ---------   -------
Balance at December 31, 1993                   1 $    1     592  $ 60     $2,493       $2,785     $ (626)   $4,713
                                         ==============  ============ ==========    =========  =========   =======











See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MCI Communications Corporation and Subsidiaries

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the consolidated accounts of MCI
Communications Corporation and its majority-owned subsidiaries
(collectively, the company). All significant intercompany transactions are eliminated in the financial statements. Investments in 20% to 50% owned companies are accounted for under the equity method. Other investments are recorded at cost.

Revenue

The company records as revenue the amount of communications services rendered, as measured by the minutes of traffic processed, after deducting an estimate of the traffic which will be neither billed nor collected.

Communications System

The investment in communications system is recorded at cost and includes material, interest, labor and overhead. The costs of construction and equipment are transferred to communications system in service as construction projects are completed and/or equipment is placed in service. Depreciation is recorded commencing with the first full month that the assets are in service and is provided using the straight-line method over their estimated useful lives. The company periodically reviews and adjusts the useful lives assigned to fixed assets to ensure that depreciation charges provide appropriate recovery of capital costs over the estimated physical and technological lives of the assets. Writedowns related to assets not yet retired are included in accumulated depreciation. The weighted average depreciable life of the assets comprising the communications system in service approximates 11 years. Other property and equipment includes buildings and administrative assets that are depreciated using lives of up to 35 years. Most of the company's communications system assets are depreciated under the group method. Under this method the cost of equipment retired in the ordinary course of business, less proceeds, is charged to accumulated depreciation. Maintenance and repairs are charged to expense as incurred.

Excess of Cost Over Net Assets Acquired

Excess of cost over net assets acquired consists of the excess of the cost to acquire subsidiaries over the estimated fair market value of the net assets acquired. These amounts are being amortized by the use of the straight-line method over lives ranging from 10 to 40 years. Accumulated amortization at December 31, 1993 and 1992 was $101 million and $70 million, respectively.

Other Assets and Deferred Charges

Included in other assets and deferred charges are investments in nonconsolidated entities, right-of-way agreements with third parties, debt issuance costs and unamortized customer discounts. Right-of-way costs are amortized as the assets are placed in service, over the lesser of the remaining term of the agreements or 25 years. Debt issuance costs are amortized over the life of the applicable debt. Deferred customer discounts are amortized over the life of the specific contract to which the discount relates.

Capital Leases

Certain of the company's lease obligations meet the criteria of a capital lease. These obligations are recorded for financial reporting purposes at the present value of the future lease payments, including estimated bargain purchase options, discounted at the approximate interest rate implicit in each lease. Corresponding amounts are capitalized and depreciated over the estimated useful lives of the equipment, which are generally longer than the terms of the leases.

Income Taxes

The company files a consolidated federal income tax return on a March 31 fiscal year-end. Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than for income tax purposes. Tax credits are recorded under the flow-through method of accounting. Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes (see Note 7). SFAS 109 superseded a similar standard on income tax accounting, SFAS 96, which the company had been using as the basis for recording its income taxes. The adoption of SFAS 109 had no impact on the company's results of operations. Income tax benefits of tax deductions related to common stock transactions with the company's employee benefit plans are recorded directly to additional paid in capital.

Earnings Per Share

Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during each year. These weighted average shares are adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options and subordinated convertible debt, if dilutive, and the assumed conversion of the Series D preferred stock. The weighted average number of shares used in the per share computations for each of the years was:
562 million shares in 1993, 532 million shares in 1992 and 520 million shares in 1991. Fully diluted earnings per share are not materially different from primary earnings per share.

Cash and Cash Equivalents

At December 31, 1993 and 1992, checks not yet presented for payment of $193 million and $163 million in excess of cash balances, respectively, are included in current liabilities. The company had sufficient funds available to cover these outstanding checks when they were presented for payment.

Cash equivalents consist of short-term investments with original maturities of ninety days or less. The carrying amount reported in the accompanying balance sheet for cash equivalents approximates fair value due to the short-term maturity of these instruments.

Reclassification

Certain prior year information has been reclassified to conform to the current year presentation.


NOTE 2.  BRITISH TELECOMMUNICATIONS PLC AGREEMENTS

On June 2, 1993, the company and British Telecommunications plc (BT and, collectively with the company, the Parties) entered into a letter of intent and, on August 4, 1993, entered into superseding definitive agreements, providing for, among other things, (a) the purchase by BT at closing of a number of shares of a new class of voting common stock (Class A Common Stock) of the company, to be authorized by stock-holders, for approximately $3.5 billion in cash, (b) the formation of an international joint venture between BT and the company to provide global enhanced and value-added telecommunications services and
(c) several other transactions, including the January 31, 1994 purchase of substantially all of the operations of BT North America Inc. by the company for $108 million.

On June 4, 1993, the company issued 13,736 shares of Series D nonvoting convertible preferred stock to BT at a purchase price of $60,400 per share, which, if converted on that date, would have equated to approximately 4.9% of the outstanding common stock of the company. Each share of the preferred stock is entitled to receive dividends equal to 2,000 times the dividends or other distributions, if any, declared on the company's common stock. Each share of preferred stock will automatically convert into 2,000 shares of the company's common stock, subject to certain anti-dilution protections, upon expiration or termination of the waiting period, including any extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the HSR Act) applicable to the conversion of the preferred stock. Each share of the company's common stock so issuable will be exchanged for one share of Class A Common Stock upon consummation of the transactions contemplated by the definitive agreements. In addition, if the Parties have terminated the transactions contemplated by the definitive agreements, each share of the preferred stock will be convertible into 2,000 shares of the company's common stock, subject to the satisfaction of certain conditions. BT has agreed not to transfer the preferred stock or
          Page 34 of 62
common stock issuable upon conversion until June 1995 and thereafter may transfer such shares subject to compliance with the registration requirements of U.S. federal securities laws. Generally, any shares of preferred stock will automatically convert into common stock on transfer.

The Class A Common Stock of the company to be issued to BT under the definitive agreements will be equivalent on a per share basis to the existing common stock of the company, except with respect to voting rights. BT's Class A shares will entitle it to proportionate representation on the company's board of directors, which currently equates to three seats. In addition to board representation, BT will be entitled to investor protections with respect to certain corporate actions of the company. Any shares of Class A Common Stock would automatically convert into common stock on transfer. The transactions are subject to a number of conditions, including the approval of the company's stockholders; required approvals by the European Commission, United Kingdom regulatory authorities and Federal Communications Commission; and the expiration of waiting periods under the HSR Act and Exon-Florio statute.

The shares of Class A Common Stock issuable to BT upon conversion of the preferred stock and the shares of Class A Common Stock to be issued to BT under the definitive agreements, will represent approximately 20% of the company's outstanding common stock at that time. The blended purchase price of the Class A Common Stock is $32 per share.

The Parties plan to invest approximately $1 billion in the joint venture over the next five years. At inception, BT will hold 75.1% of the new venture's equity, with the company holding the remaining 24.9%. Each of the Parties will be exclusive distributors, in their respective territories, for marketing the global services produced by the joint venture.


NOTE 3.  LEASE TRANSACTIONS

The amounts included in the communications system financed by capital leases are:

December 31,                                  1993                      1992
(In millions)

System in service                           $  783                    $  986
Other property and equipment                    16                         6
                                            ------                    ------
                                               799                       992
Accumulated depreciation                      (440)                     (589)
                                            ------                    ------
                                            $  359                    $  403
                                            ======                    ======

Leases not capitalized are primarily for land on which communications equipment is located and for administrative facilities, including office buildings, vehicles, certain data processing equipment and office equipment. Total rental expense for all operating leases was $227 million, $229 million and $192 million for the years ended December 31, 1993, 1992 and 1991, respectively.

At December 31, 1993, the future aggregate minimum rental commitments for capital leases and noncancellable operating leases are:

Year ended                     Capital       Operating
December 31,                    Leases          Leases              Total
(In millions)                  -------       ---------              ------

1994                            $  139          $  150              $  289
1995                               121             124                 245
1996                               103             101                 204
1997                               103              76                 179
1998                                50              57                 107
thereafter                         683             166                 849
                                ------          ------              ------
Minimum lease payments           1,199          $  674              $1,873
                                                ======              ======
Amount representing interest      (510)
                                ------
Present value of future
   lease payments               $  689
                                ======


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of:

December 31,                                        1993             1992
(In millions)                                       ----             ----

Senior Notes, with maturities
  ranging from February 1994 to
  August 2004, at a weighted
  average interest rate of 7.2%                   $1,095           $  868

Capital lease obligations at a
  weighted average interest rate
  of 7.6%                                            689              732

Senior Debentures, with maturities
  of January 2023 and March 2024,
  at a weighted average interest
  rate of 8.0%, net of unamortized
  discount of $3 million                             437                -

Commercial paper and bank
  credit facility borrowings at a
  weighted average interest rate of 3.5%             239              736

Zero-Coupon Subordinated Convertible
  Notes due December 11, 2004, net of
  unamortized discount of $697 million                 -              608

10% Subordinated Debentures due
  April 1, 2011, net of unamortized
  discount of $9 million                               -              566

Other debt at a weighted average
  interest rate of 3.2%                              121              137
                                                  ------           ------
Total debt                                         2,581            3,647
Debt due within one year                            (215)            (215)
                                                  ------           ------
Total long-term debt                              $2,366           $3,432
                                                  ======           ======


Annual maturities of long-term debt for the five years after December 31, 1993 are as follows: $215 million in 1994; $107 million in 1995; $643 million in 1996; $119 million in 1997 and $88 million in 1998.

Total interest costs were $239 million in 1993, $270 million in 1992 and $270 million in 1991, of which $61 million, $52 million and $58 million, respectively, were capitalized.

At December 31, 1993, the estimated fair value of the company's long-term debt, excluding capital lease obligations, is as follows. This valuation represents either quoted market values, when available, or the company's estimate based upon market prices of comparable debt instruments.

                                                                 Estimated
                                                 Carrying             Fair
                                                   Amount            Value
(In millions)                                    --------        ---------

Senior Notes                                       $1,095           $1,159
Senior Debentures                                     437              462
Commercial paper and bank credit facility
  borrowings                                          239              239
Other debt                                            121              121


Senior Notes and Debentures

During 1993, the company issued $760 million principal amount of Senior Notes and Debentures under the current and previous shelf registrations. The company also repaid $93 million principal amount of Senior Notes during 1993, leaving $1,535 million principal amount of Senior Notes and Debentures outstanding at December 31, 1993. On March 31, 1993, the company filed a $1 billion shelf registration after issuing all the debt securities available under the previous $750 million shelf registration. The current shelf registration renews the company's ability to issue debt securities with a range of possible maturities at either fixed or variable rates. At December 31, 1993, the company had $950 million of available borrowings under the current shelf registration.

Commercial Paper and Bank Credit Facility Borrowings

At December 31, 1993, the company had a $1.25 billion bank credit facility which expires in June 1996. This credit facility supports the company's commercial paper program and, in conjunction with this program, is used to fund fluctuations in working capital and other general corporate requirements.

During 1993, the company issued commercial paper and borrowed under this credit facility an aggregate of $4,906 million and repaid an aggregate of $5,403 million of credit facility and commercial paper borrowings, leaving $239 million of commercial paper outstanding and no amounts outstanding under the credit facility at December 31, 1993. Borrowings under the commercial paper program and credit facility are classified as noncurrent if the remaining term of the credit facility agreement exceeds one year and the unused commitment thereunder equals or exceeds the amount of commercial paper then outstanding.

Retirements and Redemptions

In March 1993, the company redeemed all $616 million, net of the unamortized discount, of its Zero-Coupon Subordinated Convertible Notes due December 11, 2004. The funds for this redemption came from the issuance of Senior Notes and Debentures and commercial paper and credit facility borrowings.

In April and May 1993, the company redeemed a total of $283 million principal amount of its 10% Subordinated Debentures due April 1, 2011 (10% Debentures). These redemptions were funded from segregated cash generated by the company's operations and earnings during the fourth quarter of 1992 and the first quarter of 1993. In June 1993, the remaining $292 million principal amount of 10% Debentures were redeemed, funded with a portion of the proceeds from the sale of preferred stock to British Telecommunications plc (see Note 2).

An extraordinary loss of $45 million, net of current income tax benefit of $26 million, was recorded for the 1993 redemptions. There were no redemptions or early retirements of debt in 1992.

In 1991, the company retired its $250 million principal, 7.44% promissory note due October 23, 1996. The funds for this retirement came from the issuance of Senior Notes. The resulting gain on retirement was not significant.


NOTE 5. STOCKHOLDERS' EQUITY

Preferred Stock

The company is authorized to issue 20 million shares of preferred stock at $.10 par value per share. The terms and conditions are determined by the board of directors at each issuance.

In June 1993, the company issued 13,736 shares of preferred stock, designated as Series D Convertible preferred stock, to BT for $830 million. Each share of preferred stock will automatically convert into 2,000 shares of the company's common stock, subject to certain conditions and is entitled to receive dividends equal to 2,000 times the dividends or other distributions, if any, declared on the company's common stock (see Note 2). The company paid a dividend of $100 per share on this convertible preferred stock in 1993.

At December 31, 1991, the company had outstanding two million shares of preferred stock, designated as Increasing Rate Cumulative Preferred Stock, totalling $400 million, which had semiannual dividends of $7.35 per share. During September 1992, all two million outstanding shares were redeemed and retired for $400 million plus accrued and unpaid dividends.

Common Stock

On May 24, 1993, the company's board of directors declared a two-for-one stock split in the form of a 100% stock dividend, which was paid on July 9, 1993, to stockholders of record as of the close of business on June 11, 1993. The following have been adjusted for the effect of the common stock dividend: all per share amounts, current year treasury stock transactions, the December 31, 1993, treasury stock share balance and data as to common stock options and the employee stock purchase plan.

In 1993, 1992 and 1991, the company paid dividends of $.05 per share on its common stock.

NOTE 6. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

Employee and Directors' Stock Option Plans

The current Employee Stock Option Plan (the Plan) provides for the issuance of up to 76 million shares of common stock. On an annual basis, pursuant to the Plan, the board of directors may increase the maximum number of shares as of each January 1, by up to 5% of the number of shares of common stock outstanding at each such date. Options granted under the Plan are exercisable at such times and in such installments as determined by the compensation committee of the board of directors. Options granted under the Plan may not have an option price less than the fair market value of common stock on the date of the grant.

Stock appreciation rights may be granted in combination with a stock option either at the time of the grant or anytime thereafter. No stock appreciation rights had been granted as of December 31, 1993.

The compensation committee may also grant restricted stock awards and performance share awards, subject to such conditions, restrictions and requirements as the committee may determine in its sole discretion.
As of December 31, 1993, there were approximately 510,000 restricted shares issued. No performance share awards had been issued as of December 31, 1993.

The compensation committee may grant both incentive stock options and non-qualified options under the Plan. All options granted in the last three years were non-qualified options. These non-qualified options expire after 10 years and are exercisable to the extent of 33% of the option shares after one year, 66% after two years and 100% after three years. Incentive stock options expire between five and 10 years after issuance and are exercisable to the extent of 33% of the option shares after one year, 66% after two years and 100% after three years.

The Plan permits the holder of an option to pay the purchase price for stock option exercises by surrendering shares of common stock having a fair market value equal to, or greater than, the purchase price.

The company also has a stock option plan for non-employee directors (the Directors' Plan) which provides for the issuance of up to one million shares of common stock. Under the Directors' Plan each non-employee director has been granted a five-year option to purchase up to 40,000 shares of common stock at the closing price on the date of grant. The options are exercisable after the first anniversary of the date of grant, in cumulative installments of 25% per year.
Similar options will be granted automatically to all new board members who are not employees. Upon the fifth anniversary of the date of grant of options, the unexercised portion of the grant shall be canceled and a new option for 40,000 shares shall be granted automatically.

Additional information with respect to  stock options under these plans is:
                                                          Option Amount
                                             Number   -----------------------
                                          of Shares   Per Common Share  Total
                                          ---------   ----------------  -----
(In millions, except per common share amounts)


Shares under option, December 31, 1990         30.0    $ 2.69-22.44    $394.7
Options granted                                21.4      9.94-14.44     215.1
Options exercised                              (4.0)     2.69-12.88     (24.9)
Options terminated                             (2.6)     2.69-19.57     (38.6)
                                               ----    ------------    ------
Shares under option, December 31, 1991         44.8      2.69-22.44     546.3
Options granted                                17.0     15.82-17.38     269.7
Options exercised                              (9.0)     2.69-19.57     (85.2)
Options terminated                             (2.8)     2.69-22.44     (39.9)
                                               ----    ------------    ------
Shares under option, December 31, 1992         50.0      3.25-22.44     690.9
Options granted                                18.6     20.56-28.75     394.5
Options exercised                             (15.0)     3.25-22.44    (202.4)
Options terminated                             (2.3)     9.38-28.75     (40.6)
                                               ----    ------------    ------
Shares under option, December 31, 1993         51.3    $ 3.44-28.75    $842.4
                                               ====    ============    ======
Options exercisable, December 31, 1993         18.0    $ 3.44-22.44    $255.6
                                               ====    ============    ======

Shares available for future grant,
  December 31, 1993                            12.5
                                               ====

Employee Stock Purchase Plan

Under the company's Employee Stock Purchase Plan (the ESPP Plan), 25 million shares of common stock are available for purchase by eligible employees of the company through payroll deductions of up to 15% of their eligible compensation. The purchase price is equal to the lesser of (a) 85% of the fair market value of the stock on the date it is purchased or (b) 85% of the fair market value of the stock on certain specified valuation dates.

Common Stock Reserved

At December 31, 1993, 70.8 million shares of the company's authorized common stock were reserved for the Employee and Directors' Stock Option Plans and the ESPP Plan. However, the company has opted to fund its obligation under these plans with treasury shares for the three-year period ended December 31, 1993.

NOTE 7. INCOME TAXES

The components of the total income tax provision are:

Year ended December 31,                  1993            1992            1991
(In millions)                            ----            ----            ----

Current
Federal                                  $148            $121            $ 80
State and local                            17              20              14
                                         ----            ----            ----
Current income tax provision              165             141              94
                                         ----            ----            ----
Deferred
Federal                                   227             193             181
State and local                            26              20              22
                                         ----            ----            ----
Deferred income tax provision             253             213             203
                                         ----            ----            ----
Total income tax provision               $418            $354            $297
                                         ====            ====            ====

A reconciliation of the statutory federal income tax rate to the company's effective income tax rate is:

Year ended December 31,                      1993          1992          1991
                                             ----          ----          ----
Statutory federal income tax rate             35%           34%           34%
State and local income taxes, net
  of federal income tax effect                 3             3             3
Nondeductible amortization                     1             1             1
Adjustment of prior period estimates           -            (1)           (3)
Changes in federal tax laws                    1             -             -
                                            ----          ----          ----
Effective income tax rate                     40%           37%           35%
                                            ====          ====          ====

In 1993, 1992 and 1991 the company recorded a tax benefit of $36 million, $18 million and $17 million, respectively, to additional paid in capital for tax deductions related to common stock transactions with its employee benefit plans.

At December 31, 1993 and 1992, the company's net deferred income tax liability is comprised of the following:
                                               1993      1992
                                               ----      ----
(In millions)
        Deferred income tax asset           $   338     $ 292
        Deferred income tax liability        (1,149)     (850)
                                            -------     -----
        Net deferred income tax liability   $  (811)    $(558)
                                            =======     =====
The components of these amounts are:

        Communications system               $(1,097)    $(831)
        Allowance for uncollectibles             20        50
        Realignment expenses                     56         -
        License fees                             29        35
        Customer discounts                      (43)       (5)
        Alternative minimum and general
         business tax credits                   116        83
        Other, net                              108       110
                                            -------     -----
        Net deferred income tax liability   $  (811)    $(558)
                                            =======     =====

The balance sheet presentation of deferred income taxes under SFAS 109 requires the company to separately disclose its current and long-term deferred tax balances on a different basis than that required by SFAS
96. Under SFAS 96, the company's current deferred tax balances were immaterial and, therefore, deferred taxes were presented as a single net liability in the 1992 balance sheet.

The company has not recorded any valuation allowances against its deferred income tax assets, either upon adoption of SFAS 109 or during the year ended December 31, 1993.

In August 1993, legislation was passed which changed various provisions of the federal income tax laws, including an increase in the statutory federal income tax rate for corporations from 34% to 35%, retroactively effective to January 1, 1993. The company's net deferred income tax liability was increased by approximately $13 million to reflect the impact of the tax law changes on the net deferred income tax liability as of December 31, 1992.

At December 31, 1993, for federal income tax purposes, the company has available $35 million of net operating loss carryforwards, $35 million of Alternative Minimum Tax (AMT) net operating loss carryforwards, $83 million of general business tax credit carryforwards expiring after the year 2000 and $180 million of AMT credit carryforwards which have no expiration date. At December 31, 1993 and 1992, there are no carryforwards for financial reporting purposes.

NOTE 8.  EMPLOYEE BENEFIT PLANS

Pension Plans

The company maintains a noncontributory defined benefit pension plan (MCI Plan) and a supplemental pension plan (Supplemental Plan). Western Union International, Inc. (WUI), a subsidiary of the company, also has a defined benefit plan (WUI Plan). Collectively, these plans cover substantially all full-time employees. The company's policy is to fund the MCI Plan and the WUI Plan in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

The MCI Plan and the Supplemental Plan provide pension benefits that are based on the employee's compensation for each year of service prior to retirement. The WUI Plan provides pension benefits based on the employee's compensation for each year of service after 1990 and prior to retirement.

Net pension expense includes:

Year ended December 31,                          1993       1992       1991
(In millions)                                    ----       ----       ----

Service cost during the period                    $18        $15        $11
Interest cost on projected benefit obligation      14         12         10
Actual return on plan assets                      (36)       (11)       (28)
Net amortization and deferral                      22         (2)        18
                                                  ---        ---        ---
Net pension expense                               $18        $14        $11
                                                  ===        ===        ===

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the MCI Plan were 7.75% and 5%, respectively. The expected long-term rate of return on assets was 9%. The decrease in the funded status as of December 31, 1993 is a direct result of the decrease in the discount rate from the 8.5% rate used in 1992.

The MCI Plan pension obligation consists of:

December 31,                                          1993              1992
(In millions)                                         ----              ----

Plan assets at fair value, primarily listed
  stocks and U.S. bonds                               $110              $ 88
Projected benefit obligation for service
  rendered to date                                    (164)             (105)
                                                      ----              ----
Funded status                                          (54)              (17)
Unrecognized net results from past experience
  different from that assumed                           25                 2
Prior service cost not yet recognized in net
  periodic pension cost                                 17                11
Unrecognized net asset at January 1, 1986
  being recognized over 16 years                        (4)               (5)
                                                      ----              ----
Total pension obligation                              $(16)             $( 9)
                                                      ====              ====

The actuarial present value of accumulated benefit obligations for the MCI Plan is $127 million and $82 million, including vested benefits of $111 million and $62 million, as of December 31, 1993 and 1992, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the WUI Plan were 7.25% and 5%, respectively. The expected long-term rate of return on assets was 9%.

The WUI Plan pension (obligation)/asset consists of:

December 31,                                           1993              1992
(In millions)                                          ----              ----

Plan assets at fair value, primarily listed
  stocks and U.S. bonds                                $ 78              $ 72
Projected benefit obligation for service
  rendered to date                                      (60)              (53)
                                                       ----              ----
Funded status                                            18                19
Unrecognized net results from past experience
  different from that assumed                           (20)              (15)
Prior service cost not yet recognized in net
  periodic pension cost                                   1                 1
Unrecognized net asset at January 1, 1986
  being recognized over 17 years                         (2)               (2)
                                                       ----              ----
Total pension (obligation)/asset                       $ (3)             $  3
                                                       ====              ====

The actuarial present value of accumulated benefit obligations is $59 million and $51 million, including vested benefits of $57 million and $50 million, as of December 31, 1993 and 1992, respectively.

Employee Stock Ownership Plan and 401(k) Plans

The company has combined employee stock ownership (ESOP) and 401(k) retirement savings plans (RSP) covering substantially all of its employees. The savings plans allow employees to contribute pre-tax income in accordance with the requirements of Internal Revenue Code
Section 401(k). Participants vest in the company's matching contributions at a rate of 20% per year of service and are 100% vested in their elective contributions.

In accordance with the terms of the ESOP, the company is entitled to make an annual contribution to the ESOP, either in cash or shares of the company's common stock, in amounts as determined by the board of directors. During 1993, the company announced an increase in the company's match on 401(k) contributions for plan years beginning in 1994 and that it would not make an ESOP contribution for 1993. In lieu of a 1993 ESOP contribution, the company will make a similarly-calculated contribution for all eligible employees into the 401(k) section of the plans during the first quarter of 1994. The company contributed 1,015,414 and 1,137,588 shares of its common stock to the ESOP for the plan years ended December 31, 1992 and 1991, respectively. The company also contributed 791,447, 904,796 and 916,132 shares of its common stock as the company's matching contribution to the RSP for the plan years ended December 31, 1993, 1992 and 1991, respectively.

WUI sponsors a 401(k) savings plan for its collectively bargained employees (WUI 401(k)). The savings plan is intended to meet requirements of Internal Revenue Code Section 401(k). WUI 401(k) participants vest in the company's matching contributions at a rate of 20% per year of service and are 100% vested in their elective contributions. The company contributed 18,974, 27,486 and 28,550 shares of its common stock to the WUI 401(k) for the plan years ended December 31, 1993, 1992 and 1991, respectively.

Postretirement and Postemployment Benefits

Effective January 1, 1993, the company adopted SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 106 requires that certain postretirement benefits, such as medical insurance coverage, be estimated and accrued over an employee's working years, rather than recognized as an expense when paid. Except for pensions, the company does not generally provide postretirement benefits to its employees. Accordingly, adoption of SFAS 106 did not have a material impact on the company's financial position or results of operations. The company elected to amortize the transition obligation for the covered employees on a straight-line basis over 20 years.

In November 1992, the Financial Accounting Standards Board issued SFAS 112, Employers' Accounting for Postemployment Benefits, effective for fiscal years beginning after December 15, 1993. This standard established financial accounting and reporting standards for the estimated cost of benefits provided by an employer to former or inactive employees after their employment, but before their retirement, such as continuation of medical coverage. It will require that if defined conditions are met, postemployment benefits be estimated and accrued rather than recognized as an expense when paid. The company intends to adopt this new standard in the first quarter of 1994. Adoption of this new standard will not have a material impact on the company's financial position or results of operations.


NOTE 9. CASH FLOW INFORMATION

The reconciliation of net income in the Income Statement to cash from operating activities in the Statement of Cash Flows is as follows:

Year ended December 31,                          1993         1992        1991
(In millions)                                    ----         ----        ----

Net income                                     $  582       $  609      $  551
Adjustments to earnings:
  Depreciation and amortization                 1,019          955         855
  Deferred income tax provision                   253          213         203

Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                    (370)        (155)       (157)
  Accounts payable                                (68)        (120)        128
  Other operating activity accounts               562          224        (309)
                                               ------       ------       ------
Cash from operating activities                 $1,978       $1,726      $1,271
                                               ======       ======      ======

NOTE 10. CONTINGENCIES

The company is a party to a number of lawsuits and other proceedings arising out of the conduct of its business, including certain regulatory proceedings. While the ultimate results of lawsuits or other proceedings cannot be predicted with certainty, the company's management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the company.

In December 1992, the company petitioned the United States District Court for the District of Columbia for a declaratory ruling that certain patents of American Telephone & Telegraph Company (AT&T) were invalid or that AT&T should be barred from enforcing them against the company. AT&T counterclaimed that the company was violating certain additional patents. In May 1993, AT&T and Unitel Communications Inc., a Canadian corporation in which AT&T has an equity interest, filed a companion suit in the federal court in Canada, alleging that the company and the Stentor Group of Canadian telephone companies (with which the company has an alliance) are infringing in Canada four of the patents at issue in the U.S. litigation. Although these actions are in their early stages, the company does not expect that either of these matters will have a material adverse effect on the consolidated financial position or results of operations of the company.

In 1990, certain stockholders of the company filed an action in the United States District Court for the District of Columbia alleging that the company and three of its officers violated securities laws by making material misstatements of, or omitting to state, material facts relating to its financial condition and prospects. In May 1992, the District Court granted the company's Motion to Dismiss, but the plaintiffs have filed an appeal. The company will vigorously defend the District Court's dismissal of the action in the Court of Appeals for the District of Columbia Circuit.

NOTE 11. SELECTED QUARTERLY INFORMATION (Unaudited)

Three months ended                   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
(In millions, except                     1993        1993       1993       1993
 per share amounts)                  --------   ---------   --------   --------

Revenue                                $3,128      $3,054     $2,929     $2,810
Operating expenses:
  Telecommunications                    1,659       1,636      1,573      1,505
  Sales, operations and general           992         814        772        732
  Depreciation                            256         245        236        233
Income from operations                    221         359        348        340
Income before extraordinary item          107         174        178        168
Net income                                107         174        150        151
Earnings applicable to
  common stockholders                     107         174        149        151
Earnings per common and common
  equivalent shares:
  Income before extraordinary item        .18         .30        .32        .31
  Loss on early debt retirements            -           -       (.05)      (.03)
                                       ------      ------     ------     ------
  Total                                   .18         .30        .27        .28
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                 581         580        554        538
                                          ===         ===        ===        ===

Three months ended                    Dec. 31,   Sept. 30,   June 30,   Mar. 31,
(In millions, except                      1992        1992       1992      1992
 per share amounts)                   --------   ---------   --------   --------

Revenue                                 $2,761      $2,682     $2,606    $2,513
Operating expenses:
  Telecommunications                     1,472       1,447      1,407     1,358
  Sales, operations and general            740         703        687       664
  Depreciation                             228         223        214       208
Income from operations                     321         309        298       283
Net income                                 160         159        149       141
Earnings applicable to
  common stockholders                      160         154        141       134
Earnings per common share                  .30         .29        .26       .25
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                  534         532        532       530
                                           ===         ===        ===       ===


The three months ended December 31, 1993, includes a $150 million charge primarily associated with the company's strategic realignment, streamlining of engineering and network operations facilities and relocation of certain operations to lower cost areas.

The three months ended September 30, 1993, includes the effect of the retroactive tax law change on the company's net income, which approximated $13 million.

The three months ended December 31, 1992, includes revenue of $56 million, net of expenses, from the intelligent network licensing agreement with the Stentor companies of Canada and $47 million of restructuring charges largely associated with the realignment of the company's Business Markets organization.

Since there are changes in the weighted average number of shares outstanding each quarter, the sum of earnings per share by quarter does not equal the earnings per share for the year.



Item 9.  Change in and Disagreements with Accountants on
- --------------------------------------------------------
 Accounting and Financial Disclosure.
- ------------------------------------

       None.





                   PART III BEGINS ON THE NEXT PAGE

                            PART III

Item 10.  Directors and Executive Officers.
- ------------------------------------------

   Information with respect to executive officers of MCI is set forth in Part I of this Annual Report on Form 10-K.

   Information with respect to directors of MCI is incorporated herein by reference to the information under the captions
"Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in MCI's Proxy Statement for its 1994 Annual
Meeting of Stockholders (the "1994 Proxy Statement").

Item 11.  Executive Compensation.
- --------------------------------

   Information with respect to executive compensation is incorporated herein by reference to information under the captions "Board of Directors' Committees, Meetings and Fees",
"Remuneration of Executive Officers", "Pension Plans",
"Compensation Committee Report on Executive Compensation",
"Compensation Committee Interlocks and Insider Participation" and
"Five-Year Performance Comparison" in the 1994 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
- -------------------------------------------------------------
Management.
- ----------

   Information with respect to security ownership is incorporated herein by reference to the information under the captions "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the 1994 Proxy
Statement.

Item 13.  Certain Relationships and Related Transactions.
- --------------------------------------------------------

   Information with respect to certain relationships and related transactions is incorporated herein by reference to the information in the eighth paragraph under the caption "Certain
Relationships and Related Transactions" in the 1994 Proxy
Statement.



                PART IV BEGINS ON THE NEXT PAGE

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- -----------------------------------------------------------------
Form 8-K.
- --------

(a)    Documents filed as a part of this report.

       (1)  Financial Statements:

           Report of Management

           Report of Independent Accountants

           Income Statement for the years
             ended December 31, 1993, 1992
             and 1991

           Balance Sheet at December 31, 1993
             and 1992

           Statement of Cash Flows for the
             years ended December 31, 1993,
             1992 and 1991

           Statement of Stockholders' Equity
             for the years ended December 31,
             1993, 1992 and 1991

           Notes to Consolidated Financial Statements

   The Financial Statements and Notes thereto appear under Item
8 to this Annual Report on Form 10-K.

       (2)  Financial Statement Schedules:

   The following additional financial data should be read in conjunction with the Financial Statements and Notes thereto which appear under Item 8 to this Annual Report on Form 10-K.
Schedules not included with this additional financial data have been omitted because they are not required or applicable or the required information is shown in the Financial Statements or Notes thereto.

                  Report of Independent Accountants on
                    Financial Statement Schedules

                  Communications System (Schedule V)

                  Accumulated Depreciation of Communications
                    System (Schedule VI)

                  Valuation and Qualifying Accounts (Schedule
                    VIII)

                  Short-Term Borrowings (Schedule IX)

                  Supplementary Income Statement Information
                    (Schedule X)

   The Financial Statement Schedules are submitted as Exhibits
99(a)-(e) to this Annual Report on Form 10-K.

       (3)  Exhibits.

    Executive compensation plans and arrangements required to be filed, and which have been filed, with the Commission pursuant to
Item 14(c) of this Annual Report on Form 10-K are listed in this Annual Report on Form 10-K as Exhibits 10(a)-(g).

Exhibit No.                          Description
- -----------                          -----------

     3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on June 25, 1993. (Incorporated by reference to Exhibit 4(a) to the registrant's Post Effective Amendment No. 1 to Registration Statement on Form S-8, Reg. No. 33-35339.)

       (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(b) to registrant's Form
              S-3, Reg. No. 33-49387.)

     4 (a) Indenture, dated as of October 15, 1989, between registrant and Bankers Trust Company.
              (Incorporated by reference to Exhibit 4(c) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (b) Indenture dated as of October 15, 1989 between registrant and Bankers Trust Company.
              (Incorporated by reference to Exhibit 4(d) to registrant's Registration Statement of Form S-3,
              Reg. No. 33-31600.)

       (c) Indenture dated as of October 15, 1989 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

       (d)    Form of Senior Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(b) to registrant's Current Report on Form 8-K dated
              October 24, 1990.)

       (e)    Form of Senior Floating Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K dated
              October 24, 1990.)

       (f)    Form of Subordinated Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (g)    Form of Subordinated Floating Rate Medium-Term
              Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form
              S-3, Reg. No. 33-31600.)

       (h)    Form of 7-5/8% Senior Note due November 7, 1996.
              (Incorporated by reference to Exhibit 1(c) to registrant's Current Report on Form 8-K dated
              November 6, 1991.)

       (i)    Form of 7-1/2% Senior Note due August 20, 2004.
              (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

       (j)    Form of 7-1/8% Senior Note due January 20, 2000.
              (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (k)    Form of 8-1/4% Senior Debenture due January 20,
              2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (l)    Form of 7-3/4% Senior Debenture due March 15,
              2024. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated
              March 12, 1993.)

       (m)    Form of 6-1/4% Senior Note due March 23, 1999.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

       (n)    Form of 7-3/4% Senior Debenture due March 23,
              2025. (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

       (o)    Form of Senior Floating Rate Note due March 16,
              1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

    10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

       (b)    Supplemental Retirement Plan for Employees of MCI
              Communications Corporation and Subsidiaries, as amended.

       (c) Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries. (Incorporated by reference to "Remuneration of Officers" in registrant's Proxy Statement for its 1992 Annual Meeting of Stockholders.)

       (d) MCI Communications Corporation Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(d) to registrant's annual Report on Form 10-K for the Year Ended December 31, 1988.)

       (e)    Form of Director Indemnification Agreement.
              (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1987 Annual
              Meeting of Stockholders.)

       (f)    1988 Directors' Stock Option Plan of registrant.
              (Incorporated by reference to Exhibit D to registrant's Proxy Statement for its 1989 Annual
              Meeting of Stockholders.)

       (g) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
              Statement for its 1989 Annual Meeting of
              Stockholders.)

       (h) $1,250,000,000 Revolving Credit Agreement dated as of June 8, 1992 among MCI Communications Corporation, Bank of America National Trust and Savings Association and twenty-nine banks party thereto. (Incorporated by reference to Exhibit 28 to registrant's Current Report on Form 8-K dated June 24, 1992, as amended July 9, 1992.) The First Amendment to Credit Agreement dated June 9, 1993 is filed with this Annual Report on Form 10-K.

       (i) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications
              Corporation and British Telecommunications plc.
              (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated
              February 4, 1994.)

       (j) Joint Venture Agreement dated as of August 4, 1993 between MCI Communications Corporation and BT Forty-Eight Company and MCI Ventures Corporation and Moorgate (Twelve) Limited. (Incorporated by reference to Exhibit 10 (b) of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

       (k) Letter Agreement dated February 27, 1994 by and between MCI Communications Corporation, Nextel Communications, Inc. and Comcast Corporation. (Incorporated by reference to Exhibit 10(a) of registrant's Current Report on Form 8-K dated March 9, 1994.)

    11        Computation of Earnings per Common Share.

    12        Computation of Ratio of Earnings to Fixed Charges.

    21        Significant Subsidiaries of MCI Communications
              Corporation.

    23        Consent of Independent Accountants.

    99 (a)    Communications System (Schedule V).

       (b)    Accumulated Depreciation of Communications
              System (Schedule VI).

       (c)    Valuation and Qualifying Accounts (Schedule
              VIII).

       (d)    Short-Term Borrowings (Schedule IX)

       (e)    Supplementary Income Statement Information
              (Schedule X).

       (f)    Capitalization Table.

(b)    Reports on Form 8-K.

    None.

(c)    Exhibits.

    See Item 14(a)(3) of this Annual Report on Form 10-K.

(d)    Financial Statement Schedules

    See Items 14(a)(2) and 14(a)(3) of this Annual Report on Form
    10-K.

                     Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors
MCI Communications Corporation

Our audits of the consolidated financial statements referred to in our report dated January 26, 1994 appearing on page 26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICE WATERHOUSE
- ------------------------------
PRICE WATERHOUSE


Washington, D.C.
January 26, 1994

       SIGNATURE

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MCI COMMUNICATIONS CORPORATION

                                      Bert C. Roberts, Jr.
Dated:  March 30, 1994       By: --------------------------
                                      Bert C. Roberts, Jr.
                                      Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 30, 1994 on behalf of the registrant and in the capacities indicated.

Signature                            Title


Bert C. Roberts, Jr.
- -----------------------------        Principal Executive Officer,
Bert C. Roberts, Jr.                 Director


Douglas L. Maine
- -----------------------------        Principal Financial Officer
Douglas L. Maine


Bradley E. Sparks
- -----------------------------        Principal Accounting Officer
Bradley E. Sparks


Clifford L. Alexander, Jr.
- -----------------------------        Director
Clifford L. Alexander, Jr.


Judith Areen
- ------------------------------       Director
Judith Areen

Michael H. Bader
- -----------------------------        Director
Michael H. Bader


Richard M. Jones
- -----------------------------        Director
Richard M. Jones


Richard T. Liebhaber
- -----------------------------        Director
Richard T. Liebhaber



- -----------------------------        Director
Gordon S. Macklin


C. B. Rogers, Jr.
- -----------------------------        Director
C. B. Rogers, Jr.


Richard B. Sayford
- -----------------------------        Director
Richard B. Sayford


Judith Whittaker
- -----------------------------        Director
Judith Whittaker


John R. Worthington
- -----------------------------        Director
John R. Worthington

                          Exhibit Index
                         ---------------

Exhibit No.                          Description
- -----------                          -----------

     3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on June 25, 1993. (Incorporated by reference to Exhibit 4(a) to the registrant's Post Effective Amendment No.1 to Registration Statement on Form S-8, Reg. No. 33-35339.)

       (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(b) to registrant's Form
              S-3, Reg. No. 33-49387.)

     4 (a) Indenture, dated as of October 15, 1989, between registrant and Bankers Trust Company.
              (Incorporated by reference to Exhibit 4(c) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (b) Indenture dated as of October 15, 1989 between registrant and Bankers Trust Company.
              (Incorporated by reference to Exhibit 4(d) to registrant's Registration Statement of Form S-3,
              Reg. No. 33-31600.)

       (c) Indenture dated as of October 15, 1989 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

       (d)    Form of Senior Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(b) to registrant's Current Report on Form 8-K dated
              October 24, 1990.)

       (e)    Form of Senior Floating Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K dated
              October 24, 1990.)

       (f)    Form of Subordinated Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (g)    Form of Subordinated Floating Rate Medium-Term
              Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form
              S-3, Reg. No. 33-31600.)

       (h)    Form of 7-5/8% Senior Note due November 7, 1996.
              (Incorporated by reference to Exhibit 1(c) to registrant's Current Report on Form 8-K dated
              November 6, 1991.)

       (i)    Form of 7-1/2% Senior Note due August 20, 2004.
              (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

       (j)    Form of 7-1/8% Senior Note due January 20, 2000.
              (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (k)    Form of 8-1/4% Senior Debenture due January 20,
              2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (l)    Form of 7-3/4% Senior Debenture due March 15,
              2024. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated
              March 12, 1993.)

       (m)    Form of 6-1/4% Senior Note due March 23, 1999.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

       (n)    Form of 7-3/4% Senior Debenture due March 23,
              2025. (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

       (o)    Form of Senior Floating Rate Note due March 16,
              1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K dated
              March 15, 1994.)

    10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

       (b)    Supplemental Retirement Plan for Employees of MCI
              Communications Corporation and subsidiaries, as amended.

       (c) Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries. (Incorporated by reference to "Remuneration of Officers" in registrant's Proxy Statement for its 1992 Annual Meeting of Stockholders.)

       (d) MCI Communications Corporation Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(d) to registrant's annual Report on Form 10-K for the Year Ended December 31, 1988.)

       (e)    Form of Director Indemnification Agreement.
              (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1987 Annual
              Meeting of Stockholders.)

       (f)    1988 Directors' Stock Option Plan of registrant.
              (Incorporated by reference to Exhibit D to registrant's Proxy Statement for its 1989 Annual
              Meeting of Stockholders.)

       (g) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
              Statement for its 1989 Annual Meeting of
              Stockholders.)

       (h) $1,250,000,000 Revolving Credit Agreement dated as of June 8, 1992 among MCI Communications Corporation, Bank of America National Trust and Savings Association and twenty-nine banks party thereto. (Incorporation by reference to Exhibit 28 to registrant's Current Report on Form 8-K dated June 24, 1992, as amended July 9, 1992.)
              The First Amendment to Credit Agreement dated June 9, 1993 is filed with this Annual Report on Form 10-K.

       (i) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications
              Corporation and British Telecommunications plc.
              (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated
              February 4, 1994.)

       (j) Joint Venture Agreement dated as of August 4, 1993 between MCI Communications Corporation and BT Forty-Eight Company and MCI Ventures Corporation and Moorgate (Twelve) Limited. (Incorporated by reference to Exhibit 10 (b) of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

       (k) Letter Agreement dated February 27, 1994 by and between MCI Communications Corporation, Nextel Communications, Inc. and Comcast Corporation. (Incorporated by reference to Exhibit 10(a) of registrant's Current Report on Form 8-K dated March 9, 1994.)

    11        Computation of Earnings per Common share.

    12        Computation of Ratio of Earnings to Fixed Charges.

    21        Significant Subsidiaries of MCI Communications
              Corporation.

    23        Consent of Independent Accountants.

    99 (a)    Communications System (Schedule V).

       (b)    Accumulated Depreciation of Communications
              System (Schedule VI).

       (c)    Valuation and Qualifying Accounts (Schedule
              VIII).

       (d)    Short-Term Borrowings (Schedule IX)

       (e)    Supplementary Income Statement Information
              (Schedule X).

       (f)    Capitalization Table.