Form 10-Q
period 1994-03-31
MCI COMMUNICATIONS CORP
filed 1994-05-12
CIK 64079

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1994

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to

     Commission File Number 0-6547


                         MCI COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                Delaware                                 52-0886267
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification Number)

        1801 Pennsylvania Avenue, N.W., Washington, D.C.           20006
       (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code  (202) 872-1600

                                      N/A

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X        No

As of March 31, 1994, there were outstanding 539,902,769 shares of the registrant's common stock.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                F O R M  1 0 - Q

                    For The Quarter Ended March 31, 1994





                                     INDEX


                                                                     Page No.
                                                                     --------

PART I:  FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS

    Balance Sheet at March 31, 1994 and December 31, 1993               3-4

    Income Statement for the three months ended
    March 31, 1994 and 1993                                               5

    Statement of Cash Flows for the three months ended
    March 31, 1994 and 1993                                               6

    Notes to Consolidated Financial Statements                         7-12

    ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13-19

PART II:  OTHER INFORMATION

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            21


SIGNATURE                                                                22

PART I.  FINANCIAL INFORMATION                    ITEM 1.  FINANCIAL STATEMENTS


                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                                  (unaudited)
                                                     March 31,     December 31,
                                                        1994           1993
                                                   ------------    ------------
                                                           (In millions)
Assets

Current assets:
  Cash and cash equivalents                            $   344       $  165
  Receivables, net of allowance for
    uncollectibles of $240 and $211 million              2,321        2,131
  Deferred income taxes                                     84          116
  Other                                                    263          189
                                                       -------      -------
         Total current assets                            3,012        2,601
                                                       -------      -------
Communications system:
  System in service                                      9,247        8,563
  Other property and equipment                           2,183        2,172
                                                       -------      -------
         Total communications system in service         11,430       10,735

  Accumulated depreciation                              (4,572)      (4,297)
  Construction in progress                               1,003          883
                                                       -------      -------
         Total communications system, net                7,861        7,321
                                                       -------      -------
Other assets:
  Excess of cost over net assets acquired, net           1,115        1,093
  Other assets and deferred charges, net                   283          261
                                                       -------      -------
         Total other assets                              1,398        1,354
                                                       -------      -------
         Total assets                                  $12,271      $11,276
                                                       =======      =======








See accompanying Notes to Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                                  (unaudited)

                                                      March 31,    December 31,
                                                         1994          1993
                                                    ------------   ------------
                                                         (In millions)
Liabilities and stockholders' equity

Current liabilities:
  Accrued telecommunications expense                   $ 1,471      $ 1,507
  Accounts payable                                         779          742
  Long-term debt due within one year                       117          215
  Other accrued liabilities                                960          737
                                                       -------      -------
         Total current liabilities                       3,327        3,201
                                                       -------      -------
Noncurrent liabilities:
  Long-term debt                                         3,057        2,366
  Deferred income taxes                                    965          927
  Other                                                     60           69
                                                       -------      -------
         Total noncurrent liabilities                    4,082        3,362
                                                       -------      -------
Stockholders' equity:
  Series D convertible preferred stock, $.10 par
    value, authorized and outstanding 13,736 shares          1            1
  Common stock, $.10 par value, authorized 800
    million shares, issued 592 million shares               60           60
  Additional paid in capital                             2,540        2,493
  Retained earnings                                      2,994        2,785
  Treasury stock at cost, 52 and 51 million shares        (733)        (626)
                                                       -------      -------
         Total stockholders' equity                      4,862        4,713
                                                       -------      -------
         Total liabilities and stockholders' equity    $12,271      $11,276
                                                       =======      =======











See accompanying Notes to Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INCOME STATEMENT
                                  (unaudited)
                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                   1994        1993
                                                   ----        ----
                                                 (In millions, except
                                                   per share amounts)
Revenue:
  Sales of communications services               $3,221      $2,810
                                                 ------      ------
Operating expenses:
  Telecommunications                              1,672       1,505
  Sales, operations and general                     906         732
  Depreciation                                      264         233
                                                 ------      ------
   Total operating expenses                       2,842       2,470
                                                 ------      ------
Income from operations                              379         340

Interest expense                                    (31)        (58)
Other expense, net                                   (8)        (11)
                                                 ------      ------
Income before income taxes and
  extraordinary item                                340         271

Income tax provision                                131         103
                                                 ------      ------
Income before extraordinary item                    209         168

Extraordinary loss on early debt retirement,
  less applicable income tax benefit                  -          17
                                                 ------      ------
Net income                                       $  209      $  151
                                                 ======      ======

Earnings applicable to
  common stockholders                            $  209      $  151
                                                 ======      ======
Earnings per common and common equivalent shares:
  Income before extraordinary item               $  .36      $  .31
  Loss on early debt retirement                       -        (.03)
                                                 ------      ------
  Total                                          $  .36      $  .28
                                                 ======      ======
Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                           580         538





See accompanying Notes to Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        1994        1993
                                                        ----        ----
                                                          (In millions)
Operating activities:
  Cash received from customers                        $3,111      $2,700
  Cash paid to suppliers and employees                (2,502)     (2,066)
  Taxes paid                                             (78)        (88)
  Interest paid                                          (32)        (32)
                                                      ------      ------
       Cash from operating activities                    499         514
                                                      ------      ------
Investing activities:
  Cash outflow for communications system                (746)       (388)
  Businesses and investments acquired                   (117)        (22)
  Other, net                                              (2)          3
                                                      ------      ------
       Cash used for investing activities               (865)       (407)
                                                      ------      ------
       Net cash flow before financing activities        (366)        107
                                                      ------      ------
Financing activities:
  Issuance of Senior Notes and other debt                938         707
  Retirement of Senior Notes and other debt             (133)       (710)
  Commercial paper and bank credit facility
     activity, net                                      (234)         26
  Purchase of treasury stock                            (100)        (63)
  Issuance of common stock for employee plans             74          70
                                                      ------      ------
       Cash from financing activities                    545          30
                                                      ------      ------
Net increase in cash and cash equivalents                179         137

Cash and cash equivalents - beginning balance            165         232
                                                      ------      ------
Cash and cash equivalents - ending balance            $  344      $  369
                                                      ======      ======






See accompanying Notes to Consolidated Financial Statements

              MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q. In the opinion of management, all adjustments are of a normal recurring nature and are necessary for a fair statement of the financial position, cash flows and results of operations for the interim periods presented. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2:  LONG-TERM DEBT AND CREDIT FACILITY

In March 1994, the company issued $450 million principal amount of 7 3/4% Senior Debentures due March 23, 2025, $300 million principal amount of 6 1/4% Senior Notes due March 23, 1999 and $200 million principal amount of Senior Floating Rate Notes due March 16, 1999 (Senior Floating Rate Notes). A substantial portion of the net proceeds from these issuances was used to repay commercial paper borrowings while the remaining proceeds were invested in short-term interest-bearing securities to be available for general corporate purposes. These debt issuances, which totaled $950 million, utilized the company's remaining amount available under its existing shelf registration. During the first quarter of 1994, the company also repaid $83 million of Senior Notes, leaving $2,395 million of debt securities outstanding at a weighted average interest rate of 7.24%.

In conjunction with the issuance of the Senior Floating Rate Notes, the company entered into an interest rate swap agreement for a notional principal amount of $200 million which will result in an effective fixed interest cost of 6.37% with respect to the Senior Floating Rate Notes.

The company has a $1.25 billion bank credit facility expiring in June 1996. This credit facility supports the company's commercial paper program and is used, in conjunction with this program, to fund short-term fluctuations in working capital and for other general corporate requirements. At March 31, 1994 no amounts were outstanding under the credit facility.

During the three months ended March 31, 1994, the company issued $2,977 million and repaid $3,211 million of commercial paper borrowings leaving $5 million of commercial paper borrowings outstanding at March 31, 1994, at a weighted average interest rate of 3.56%. Borrowings under the commercial paper program are classified as noncurrent if the remaining term of the credit facility agreement exceeds one year, and the unused commitment thereunder equals or exceeds the amount of commercial paper then outstanding.

              MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)




NOTE 3:  STOCKHOLDERS' EQUITY

Changes in stockholders' equity are:

                    Preferred  Common      Addit'l            Treasury  Stock-
                    Stock      Stock       Paid in  Retained  Stock,    holders'
                    Par Value  Par Value   Capital  Earnings  at Cost   Equity
                    ---------  ---------   -------  --------  --------  -------
                                            (In millions)
Balance at
  December 31, 1993       $1      $60       $2,493   $2,785    ($626)   $4,713

Net income                 -        -            -      209        -       209

Common stock issued
  for employee stock
  and benefit plans
  (5.0 million shares)     -        -           47        -       35        82

Treasury stock purchased
  (5.7 million shares)     -        -            -        -     (142)     (142)

                         ---      ---       ------   ------     ----    ------
Balance at
  March 31, 1994          $1      $60       $2,540   $2,994    ($733)   $4,862
                         ===      ===       ======   ======     ====    ======

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 4:  CASH FLOW INFORMATION

The reconciliation of net income in the Income Statement to cash from operating activities in the Statement of Cash Flows is as follows:

                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                    1994         1993
                                                    ----         ----
                                                      (In millions)
Net income                                          $209         $151
Adjustments to earnings:
  Depreciation and amortization                      274          252
  Deferred income tax provision                       70           57
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                       (190)          90
  Accounts payable                                    25          143
  Other operating activity accounts                  111         (179)
                                                    ----         ----
Cash from operating activities                      $499         $514
                                                    ====         ====


NOTE 5:  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1994, the company adopted two new Statements of Financial Accounting Standards: Number 112, Employers' Accounting for Postemployment Benefits (SFAS 112), and Number 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

SFAS 112 requires that if defined conditions are met, certain postemployment benefits, such as continuation of insurance coverage, should be estimated and accrued, rather than recognized as an expense when paid. Adoption of this standard did not have a material impact on the company's financial position or results of operations.

SFAS 115 established new accounting and reporting requirements for certain investments in debt and equity securities. At the time of adoption of this new standard, the company did not have any investments that met the requirements of SFAS 115. This standard will be applied to the company's planned investment in Nextel, which is expected to occur later in 1994 (see Note 7). In accordance with the provisions of SFAS 115, any holding gains and losses related to this investment will be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. This standard will also be applied to other applicable investments that may arise in the future.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 6:  BRITISH TELECOMMUNICATIONS PLC AGREEMENTS

In June 1993, the company and British Telecommunications plc (BT and, collectively with the company, the Parties) entered into a letter of intent and, in August 1993, entered into superseding definitive agreements, providing for, among other things, (a) the purchase by BT at closing of a number of shares of a new class of voting common stock (Class A Common Stock) of the company, for approximately $3.5 billion in cash, (b) the formation of an international joint venture between BT and the company to provide global enhanced and value-added telecommunications services and (c) several other transactions, including the January 31, 1994 purchase of substantially all of the operations of BT North America Inc. by the company for $108 million.

In June 1993, the company issued 13,736 shares of Series D nonvoting convertible preferred stock (preferred stock) to BT at a purchase price of $60,400 per share, which, if converted on that date, would have equated to approximately 4.9% of the outstanding common stock of the company. Each share of the preferred stock is entitled to receive dividends equal to 2,000 times the dividends or other distributions, if any, declared on the company's common stock. Each share of preferred stock will automatically convert into 2,000 shares of the company's common stock, subject to certain anti-dilution protections, upon expiration or termination of the waiting period, including any extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), applicable to the conversion of the preferred stock. Each share of the company's common stock so issuable will be exchanged for one share of Class A Common Stock upon consummation of the transactions contemplated by the definitive agreements. In addition, if the Parties have terminated the transactions contemplated by the definitive agreements, each share of the preferred stock will be convertible into 2,000 shares of the company's common stock, subject to the satisfaction of certain conditions. BT has agreed not to transfer the preferred stock or common stock issuable upon conversion until June 1995 and thereafter may transfer such shares subject to compliance with the registration requirements of U.S. federal securities laws. Generally, any shares of preferred stock will automatically convert into common stock on transfer.

The Class A Common Stock of the company to be issued to BT under the definitive agreements will be equivalent on a per share basis to the existing common stock of the company, except with respect to voting rights. BT's Class A shares will entitle it to proportionate representation on the company's board of directors, which currently equates to three seats. In addition to board representation, BT will be entitled to investor protections with respect to certain corporate actions of the company. Any shares of Class A Common Stock would automatically convert into common stock on transfer. The transactions remain subject to a number of conditions, including the required approvals by the European Commission, United Kingdom regulatory authorities and Federal Communications Commission, and the expiration of the waiting period under the HSR Act.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 6:  BRITISH TELECOMMUNICATIONS PLC AGREEMENTS (continued)

The shares of Class A Common Stock issuable to BT upon conversion of the preferred stock and the shares of Class A Common Stock to be issued to BT under the definitive agreements will represent approximately 20% of the company's outstanding common stock at that time. The blended purchase price of the Class A Common Stock is $32 per share.

The Parties plan to invest approximately $1 billion in the joint venture over the next five years. At inception, BT will hold 75.1% of the new venture's equity, with the company holding the remaining 24.9%. Each of the Parties will be exclusive distributors, in their respective territories, for marketing the global services produced by the joint venture.


NOTE 7:  INVESTMENT IN NEXTEL COMMUNICATIONS, INC.

On February 27, 1994, the company entered into a letter agreement with Nextel Communications, Inc. (Nextel) and Comcast Corporation under which the parties have agreed, subject to the terms and conditions thereof, to use their reasonable best efforts to enter into definitive documentation providing for, among other things, the investment by the company of approximately $1.3 billion in Nextel over the next three years to purchase approximately a 17% equity interest. In addition, the letter agreement contemplates that the company will provide to Nextel marketing and other services to support Nextel's efforts to offer wireless telecommunications services and products.

Under the terms of the agreement, the company will make an initial investment of $792 million to acquire 22 million shares of Nextel Class A common stock, which is expected to occur later in 1994. The company has also committed to purchase another 15 million shares of Class A common stock over the next three years, at an average price of $38 per share, to bring its total investment to approximately $1.3 billion.

The consummation of the transactions contemplated by the letter agreement is subject to various conditions including the execution of definitive documentation and the receipt of regulatory approvals which have not yet been obtained.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 8:  JOINT VENTURE WITH GRUPO FINANCIERO BANAMEX-ACCIVAL

In January 1994, the company announced its intention to form a joint venture with Grupo Financiero Banamex-Accival (Banacci) to provide competitive domestic and international long-distance telecommunications services in Mexico. Subject to the grant of a concession from the government of Mexico, which is expected later in 1994, the joint venture will provide competitive switched telecommunications services commencing in August 1996. The joint venture will be 55 percent owned by Banacci and 45 percent by the company.
The company plans to make available certain technology to the joint venture which will facilitate the completion of the company's integrated North American network. The total cash investment to be made by the company, over the next several years, is expected to approximate $450 million, of which $150 million will be made in 1994.

The transactions with Banacci are subject to the execution of definitive agreements and the satisfaction of various other conditions, including the receipt of regulatory approvals which have not yet been obtained.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
OVERVIEW
- - --------
Earnings Summary
- - ----------------

For the three months ended March 31, 1994, net income was $209 million, compared to $151 million for the three months ended March 31, 1993, which reflects an extraordinary charge of $17 million, net of income tax benefit, for losses on the early redemption of debt. Earnings per share for the quarter ended
March 31, 1994 were $.36, compared to earnings per share for the quarter ended March 31, 1993 of $.31 before the extraordinary item and $.28 after the extraordinary item.


The company operates in a single industry segment, the long-distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry.


British Telecommunications plc Investment
- - -----------------------------------------

In August 1993, the company and British Telecommunications plc (BT) entered into a definitive agreement providing for a total investment by BT of $4.3 billion in exchange for a new class of common stock giving them a 20% voting interest in the company. In June 1993, BT purchased $830 million of newly issued shares of convertible preferred stock which will be exchanged for shares of the new class of common stock upon the receipt of the remaining $3.5 billion from BT. The company expects these transactions to be consummated later in 1994 (see Note 6 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

The company and BT also entered into several other definitive agreements in August 1993, one of which provided for the formation of a joint venture to provide global enhanced and value-added telecommunications services. The company expects to invest approximately $250 million in this venture over the next five years. Another agreement provided for the company's purchase of substantially all of the operations of BT North America Inc. (BTNA), a data services provider. This transaction was completed on January 31, 1994 for a purchase price of $108 million and was funded by proceeds from the issuance of commercial paper and cash from operations.

networkMCI* Initiatives
- - ----------------------

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

PART I.                                                       ITEM 2.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


networkMCI Initiatives (continued)
- - ----------------------

One of the announced networkMCI initiatives is the implementation of high-speed Synchronous Optical Network (SONET) technology throughout the company's domestic network and on international routes across the Atlantic and Pacific. In addition to the implementation of SONET technology, the company plans to increase its network switching capabilities through the implementation of Asychronous Transfer Mode (ATM) technology, which enables a wide range of data communications and wireless communications. The company also announced the creation of MCI Metro Inc., (MCI Metro) a new subsidiary that will construct fiber rings and local switching infrastructure in major U.S. metropolitan markets over the next several years. This initiative is intended to make local access facilities available to long-distance telecommunications carriers at a reasonable cost and, subject to regulatory constraints, permit MCI Metro to compete in the local tele-communications services market. The total investment in MCI Metro will be approximately $2 billion over the next several years, a portion of which is expected to be provided by alliances with other companies.

In addition, in February 1994, the company entered into a letter agreement with Nextel Communications, Inc. (Nextel) and Comcast Corporation to provide digital wireless personal communications services throughout the U.S. The company plans to invest approximately $1.3 billion in Nextel over the next three years. In January 1994, the company also announced its plans to form a joint venture with Grupo Financiero Banamex-Accival (Banacci) to provide competitive domestic and international long-distance telecommunications services in Mexico. The company's total planned investment in the joint venture will be $450 million over the next several years. These transactions with Nextel and Banacci are subject to the execution of definitive agreements and other conditions and approvals that have yet to be obtained (see Notes 7 and 8 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on
Form 10-Q).

The company expects to fund the aforementioned investments from operating cash flow, the proceeds from the remaining BT investment and access to the capital markets.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


Results of Operations
- - ---------------------

Income from Operations              Three months ended
(In millions, except % change)          March 31,
                                     1994        1993   $ change   % change
                                    ------------------  --------   --------
Revenue:
  Sales of communications services $3,221      $2,810       $411      14.6%
                                   ------      ------       ----      -----
Operating expenses:
  Telecommunications                1,672       1,505        167      11.1%
  Sales, operations and general       906         732        174      23.8%
  Depreciation                        264         233         31      13.3%
                                   ------      ------       ----      -----
Total operating expenses            2,842       2,470        372      15.1%
                                   ------      ------       ----      -----

Income from operations             $  379      $  340       $ 39      11.5%
                                   ======      ======       ====      =====


Revenue
- - -------

The growth in revenue for the three months ended March 31, 1994, versus the same period in 1993, is primarily due to the continued growth in traffic volumes. This traffic volume growth was approximately 16.1%. The gap between traffic and revenue growth is due to the impact of various product promotions and discounts, offset by an increase in international revenue, 1-800-COLLECT** revenue, the inclusion of BTNA revenue, and tariff increases.

Revenue from the consumer market for the three months ended March 31, 1994, versus the prior year quarter, reflects the continued growth of the company's Friends & Family** product. Contributing to this growth was an increase in international volumes resulting from the company's efforts in this high-growth area. The company's collect-calling product, 1-800-COLLECT, introduced in May 1993, also contributed to year-over-year growth.

In the business market, revenue and traffic volume grew in the three months ended March 31, 1994, versus the prior year quarter. The primary component of this growth was traffic derived from the company's 800-calling products. This traffic growth is primarily attributable to the initial net gain in signed contracts following the Federal Communications Commission's 800 portability ruling which took effect in May 1993. Revenue and traffic volume also grew in the current quarter from the company's MCI Vision** and MCI Preferred** products. Growth in these products is partially attributable to the company's Proof Positive* service, introduced in mid-1993, as well as increased sales and marketing efforts.

PART I.                                                       ITEM 2.

                   MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


Revenue (continued)
- - -------

The company's various data products also experienced growth in the first quarter of 1994 versus the same quarter in 1993, partly attributable to the purchase of BTNA, in January 1994.


Telecommunications Expense
- - --------------------------

Telecommunications expense for the three months ended March 31, 1994 increased versus the corresponding period in 1993, primarily because of volume increases in both international and domestic traffic, partially offset by reductions in
international settlement and domestic switched access rates.   Accordingly,
telecommunications expense as a percentage of revenue decreased to 51.9% compared to 53.6% in the corresponding period in 1993.


Sales, Operations and General
- - -----------------------------

The increase in sales, operations and general expenses for the three months ended March 31, 1994 versus the corresponding period in 1993 is primarily attributable to higher personnel costs and higher levels of advertising and related marketing costs. The increase in personnel costs is primarily associated with the introduction of new products such as Proof Positive and increases in customer service, sales and sales support staff. The increase in advertising costs is due to the introduction of networkMCI, Best Friends* and WorldPhone** and the advertising associated with the company's Proof Positive and 1-800-COLLECT programs. Accordingly, sales, operations and general expenses as a percentage of revenue, increased to 28.1% compared to 26.0% for the first quarter of 1993.


Interest Expense
- - ----------------

Interest expense was $31 million for the three months ended March 31, 1994 versus $58 million for the year ago period. This decrease primarily reflects the interest savings as a result of retirements and redemptions of debt during 1993.

The company anticipates an increase in interest expense in the second quarter of 1994 versus the first quarter of 1994 due to an increase in debt from the March 1994 issuance of $950 million of debt securities.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


LIQUIDITY AND FINANCIAL CONDITION
- - ---------------------------------

Balance Sheet
- - -------------
(In millions,                     Mar. 31,     Dec. 31,
 except % change)                   1994         1993     $ change  % change
                                  --------     --------   --------  --------

Current assets                   $ 3,012      $ 2,601       $411     15.8%
Communications system, net         7,861        7,321        540      7.4%
Other assets                       1,398        1,354         44      3.2%
                                 -------      -------     ------     -----
Total assets                     $12,271      $11,276     $  995      8.8%
                                 =======      =======     ======     =====

Current liabilities              $ 3,327      $ 3,201       $126      3.9%
Noncurrent liabilities             4,082        3,362        720     21.4%
Stockholders' equity               4,862        4,713        149      3.2%
                                 -------       ------     ------     -----
Total liabilities and
  stockholders' equity           $12,271      $11,276     $  995      8.8%
                                 =======      =======     ======     =====



The increase in current assets during the three months ended March 31, 1994, is primarily due to an increase in accounts receivable associated with the increased revenue reported during the same period. The company also had an increase in cash and cash equivalents due to the investment, in short-term interest-bearing securities, of a portion of the proceeds from the issuance of $950 million of debt securities.

The change in the company's net communications system primarily reflects the company's continued investment in its transmission and switching facilities to meet customers' demands for new services, redundancy and enhanced network intelligence.

The increase in current liabilities reflects the growth of the company's ongoing business, offset by a decrease in long-term debt due within one year, which came due and was paid in the first quarter of 1994.

PART I.                                                       ITEM 2.

               MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


Noncurrent liabilities increased due to the net increase in long-term debt and an increase in the net deferred income tax liability. In March 1994, the company issued $450 million principal amount of 7 3/4% Senior Debentures due March 23, 2025, $300 million principal amount of 6 1/4% Senior Notes due March 23, 1999 and $200 million principal amount of Senior Floating Rate Notes due March 16, 1999 (Senior Floating Rate Notes). In conjunction with the issuance of the Senior Floating Rate Notes, the company entered into an interest rate swap agreement for a notional principal amount of $200 million, which will result in an effective fixed interest cost of 6.37% with respect to the Senior Floating Rate Notes. These increases in long-term debt were offset by a decrease in commercial paper borrowings repaid with a portion of the aforementioned debt proceeds.

Stockholders' equity increased as a result of additions to retained earnings from net income for the first quarter of 1994 and common stock issued in connection with employee benefit plans. These increases were partially offset by purchases of treasury stock during the same time period.

As discussed in Note 2 of Notes to Consolidated Financial Statements, the company uses its $1.25 billion bank credit facility in conjunction with its commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. At March 31, 1994, $5 million of commercial paper borrowings were outstanding and no amounts were outstanding under the credit facility.

The company's ratio of debt to total debt plus equity increased to 40% at March 31, 1994, from 35% at December 31, 1993, primarily as a result of the issuance of debt in the first quarter.


Cash Flows
- - ----------               Three months ended
(In millions, except           March 31,
 % change)                1994         1993    $ change    % change
                        ------       ------    --------    --------
Cash from operating
 activities               $499         $514        $(15)      (2.9%)

Cash used for
 investing activities     (865)        (407)       (458)      100+%

Cash from financing
 activities                545           30         515       100+%
                          ----         ----        ----       -----
Net increase in cash and
 cash equivalents         $179         $137        $ 42       30.7%
                          ====         ====        ====       =====

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


The decrease in cash from operating activities is due to an increase in cash paid to suppliers and employees offset by an increase in cash received from customers due to the overall growth in the company's business.

The increase in cash used for investing activities is primarily attributable to the increased investment in the company's communications system due to the continued investment in its transmission and switching facilities to meet customers' demand for new services, redundancy and enhanced network intelligence. Also affecting this increase was the purchase of substantially all the operations of BTNA in January 1994 for $108 million.

The increase in cash from financing activities is due to the increase in issuances of Senior Notes and other debt and a decrease in the level of retirements of Senior Notes and other debt. These increases were offset by a decrease in net commercial paper and bank credit facility activity and an increase in treasury stock purchased.


Other Matters
- - -------------

In May 1993, the FASB issued SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, effective for fiscal years beginning after December 15, 1993. This standard established new accounting and reporting requirements for certain investments in debt and equity securities. Upon adoption of this new standard in the first quarter of 1994, there was not a material impact on the company's financial position or results of operations. This standard will be applied to the company's planned investment in Nextel, which is expected to occur later in 1994. In accordance with the provisions of SFAS 115, any holding gains and losses related to this investment will be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. This standard will also be applied to other applicable investments including those that may arise as a result of the use of the remaining proceeds from the BT transaction.


- - -----------------------------------------------

* networkMCI, Proof Positive and Best Friends are service marks of MCI Communications Corporation.

** 1-800-COLLECT, Friends & Family, MCI Vision, MCI Preferred and WorldPhone are registered service marks of MCI Communications Corporation.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) A special meeting of stockholders of the company was held on March 11, 1994.

    (b) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the company's Proxy Statement and Notice of Special Meeting of Stockholders dated February 4, 1994.

         (1) To approve the Amended and Restated Investment Agreement, dated as of January 31, 1994, between the company and British Telecommunications plc (BT), as it may be amended from time to time (Investment Agreement) and the performance by the company of all transactions and acts on the part of the company contemplated under the Investment Agreement, including the issuance and sale to BT of shares of the company's Class A Common Stock, par value $.10 per share (Class A Common Stock), and issuance of shares of Common Stock, par value $.10 per share (Common Stock), of the company upon the conversion of the shares of Class A Common Stock in accordance with their terms.

             VOTES (in millions):

             For:          423
             Against:        6
             Abstain:        1
             Broker non-votes: None

         (2) To adopt certain amendments to the company's Restated Certificate of Incorporation (Restated Certificate) to, among other things, (i) increase the number of authorized shares of capital stock of the company, (ii) establish the terms of the Class A Common Stock which includes class voting rights to approve specified transactions and matters and the right to elect a number of directors of the company, (iii) permit the redemption of shares of the company's stock to the extent necessary to prevent the loss or secure the renewal or reinstatement of any license or franchise from any governmental agency held by the company or any of its subsidiaries, (iv) provide that, until the fourth anniversary of the closing of the transactions under the Investment Agreement, if any shares of Class A Common Stock remain outstanding, the company may not redeem the rights to be issued under a proposed stockholders rights plan of the company without the approval of the holders of at least 75% in voting power of the company's outstanding voting securities (including the Class A Common Stock), (v) repeal Section 9 of the Restated Certificate (which imposes special requirements for business combinations with certain significant stockholders) and Section 10 of the Restated Certificate

ITEM 4:  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

             (which restricts the voting power of certain stockholders who own more than 10% of the outstanding voting securities of the company), (vi) prohibit the holders of Common Stock from acting by written consent without a meeting, and (vii) move to the Restated Certificate (from the by-laws of the company) and revise certain provisions relating to the removal of directors.

             VOTES (in millions):

             For:          348
             Against:       33
             Abstain:        2
             Broker non-votes: None

         (3) To approve the adoption by the Board of Directors of the company of a stockholders rights plan.

             VOTES (in millions):

             For:          342
             Against:       37
             Abstain:        3
             Broker non-votes: None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  a)   Exhibits

       Exhibit No.         Description
       -----------         -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed
                           Charges.


         99                Capitalization Schedule as of March 31, 1994.


  b)   Reports on Form 8-K

       The company filed a Current Report on Form 8-K on each of March 9, 1994, which reported pursuant to Items 5 and 7 and March 15, 1994, which reported pursuant to Item 7.

SIGNATURE


                                  SIGNATURE
                                  ---------



             Pursuant to the requirements of the Securities Exchange

             Act of 1934, the registrant has duly caused this report

             to be signed on its behalf by the undersigned thereunto

             duly authorized.




                                           MCI COMMUNICATIONS CORPORATION







             Date:  May 12, 1994           Signed:   Bradley E. Sparks
                                                     -----------------------
                                                       Bradley E. Sparks
                                                       Vice President
                                                       and Controller

               MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                                EXHIBIT INDEX











         Exhibit No.    Description                                      Page
         -----------    -----------                                      ----

           11           Computation of Earnings per Common Share.          24

           12           Computation of Ratio of Earnings to Fixed
                          Charges.                                         26

           99           Capitalization Schedule as of March 31, 1994.      27