Form 10-Q
period 1994-06-30
MCI COMMUNICATIONS CORP
filed 1994-08-15
CIK 64079

                               UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1994

                                    or

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

                              Yes X        No

As of June 30, 1994, there were outstanding 539,675,681 shares of the registrant's common stock.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                F O R M  1 0 - Q

                    For The Quarter Ended June 30, 1994





                                     INDEX



                                                             Page No.
                                                             --------

PART I:  FINANCIAL INFORMATION

      ITEM 1:  FINANCIAL STATEMENTS

      Balance Sheet at June 30, 1994 and December 31, 1993         3-4

      Income Statement for the three and six months ended
      June 30, 1994 and 1993                                         5

      Statement of Cash Flows for the six months ended
      June 30, 1994 and 1993                                         6

      Notes to Consolidated Financial Statements                  7-11

      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS     12-20

PART II:  OTHER INFORMATION

    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    21

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                       22


SIGNATURE                                                           23

PART I.  FINANCIAL INFORMATION                   ITEM 1. FINANCIAL STATEMENTS


                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                                (unaudited)
                                             June 30,    December 31,
                                               1994          1993
                                           ------------  ------------
                                                  (In millions)
Assets

Current assets:
  Cash and cash equivalents                    $    64    $   165
  Receivables, net of allowance for
    uncollectibles of $255 and $211 million      2,272      2,131
  Other                                            333        305
                                               -------    -------
         Total current assets                    2,669      2,601
                                               -------    -------
Communications system:
  System in service                              9,348      8,563
  Other property and equipment                   2,272      2,172
                                               -------    -------
         Total communications system in service 11,620     10,735

  Accumulated depreciation                      (4,484)    (4,297)
  Construction in progress                       1,031        883
                                               -------    -------
         Total communications system, net        8,167      7,321
                                               -------    -------
Other assets:
  Excess of cost over net assets acquired, net   1,110      1,093
  Other assets and deferred charges, net           346        261
                                               -------    -------
         Total other assets                      1,456      1,354
                                               -------    -------
         Total assets                          $12,292    $11,276
                                               =======    =======













See accompanying Notes to Consolidated Financial Statements

              MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               BALANCE SHEET
                               (unaudited)


                                                    June 30,   December 31,
                                                      1994         1993
                                                 ------------  ------------
                                                        (In millions)
Liabilities and stockholders' equity

Current liabilities:
  Accrued telecommunications expense                  $ 1,443    $ 1,507
  Accounts payable                                        673        742
  Long-term debt due within one year                      119        215
  Other accrued liabilities                               917        737
                                                      -------    -------
         Total current liabilities                      3,152      3,201
                                                      -------    -------
Noncurrent liabilities:
  Long-term debt                                        3,035      2,366
  Deferred income taxes                                 1,008        927
  Other                                                    56         69
                                                      -------    -------
         Total noncurrent liabilities                   4,099      3,362
                                                      -------    -------
Stockholders' equity:
  Series D convertible preferred stock, $.10 par
    value, authorized and outstanding 13,736 shares         1          1
  Common stock, $.10 par value, authorized 800
    million shares, issued 592 million shares              60         60
  Additional paid in capital                            2,581      2,493
  Retained earnings                                     3,195      2,785
  Treasury stock at cost, 52 and 51 million shares       (796)      (626)
                                                      -------    -------
         Total stockholders' equity                     5,041      4,713
                                                      -------    -------
         Total liabilities and stockholders' equity   $12,292    $11,276
                                                      =======    =======













See accompanying Notes to Consolidated Financial Statements

                  MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 INCOME STATEMENT
                     (In millions, except per share amounts)
                                   (unaudited)
                                               Three months      Six months
                                                   ended           ended
                                                  June 30,        June 30,
                                               -------------    ------------
                                               1994     1993    1994    1993
                                               ----     ----    ----    ----
Revenue:
  Sales of communication services            $3,309   $2,929  $6,530  $5,739
                                             ------   ------  ------  ------
Operating Expenses:
  Telecommunications                          1,715    1,573   3,387   3,078
  Sales, operations and general                 933      772   1,839   1,504
  Depreciation                                  272      236     536     469
                                             ------   ------  ------  ------
    Total operating expenses                  2,920    2,581   5,762   5,051
                                             ------   ------  ------  ------
Income from operations                          389      348     768     688

Interest expense                                 40       52      71     110
Other expense, net                                7        9      15      20
                                             ------   ------  ------  ------
Income before income taxes and
  extraordinary item                            342      287     682     558

Income tax provision                            127      109     258     212
                                             ------   ------  ------  ------
Income before extraordinary item                215      178     424     346

Extraordinary loss on early debt retirement,
  less applicable income tax benefit              -       28       -      45
                                             ------   ------  ------  ------
Net income                                   $  215   $  150  $  424  $  301
                                             ======   ======  ======  ======
Dividends on preferred stock                      1        1       1       1
                                             ------   ------  ------  ------
Earnings applicable to
  common stockholders                        $  214   $  149  $  423  $  300
                                             ======   ======  ======  ======
Earnings per common and common
equivalent shares:
  Income before extraordinary item           $  .37   $  .32  $  .73  $  .63
  Loss on early debt retirement                   -      .05       -     .08
                                             ------   ------  ------  ------
Total                                        $  .37   $  .27  $  .73  $  .55
                                             ======   ======  ======  ======
Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                       575      554     577     545

Dividends declared per common share          $ .025   $ .025  $ .025  $ .025


See accompanying Notes to Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                    Six months ended
                                                        June 30,
                                                   ------------------
                                                    1994        1993
                                                    ----        ----
                                                      (In millions)
Operating activities:
  Cash received from customers                    $6,461      $5,634
  Cash paid to suppliers and employees            (5,229)     (4,292)
  Taxes paid                                        (147)       (139)
  Interest paid                                      (34)        (94)
                                                  ------      ------
       Cash from operating activities              1,051       1,109
                                                  ------      ------

Investing activities:
  Cash outflow for communications system          (1,394)       (987)
  Businesses and investments acquired               (190)        (35)
  Other, net                                          (4)          -
                                                  ------      ------
        Cash used for investing activities        (1,588)     (1,022)
                                                  ------      ------
        Net cash flow before financing activities   (537)         87
                                                  ------      ------

Financing activities:
  Issuance of Senior Notes and other debt            938         757
  Retirement of Senior Notes and other debt         (153)     (1,356)
  Commercial paper and bank credit facility
     activity, net                                  (239)       (258)
  Purchase of treasury stock                        (230)       (103)
  Issuance of preferred stock                          -         830
  Issuance of common stock for employee plans        134         185
  Payment of dividends on common stock               (14)          -
                                                  ------      ------
       Cash from financing activities                436          55
                                                  ------      ------
Net (decrease) increase
  in cash and cash equivalents                      (101)        142

Cash and cash equivalents - beginning balance        165         232
                                                  ------      ------
Cash and cash equivalents - ending balance        $   64      $  374
                                                  ======      ======


See accompanying Notes to Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2:  LONG-TERM DEBT AND CREDIT FACILITY

In March 1994, the company issued $450 million principal amount of 7 3/4% Senior Debentures due March 23, 2025, $300 million principal amount of 6 1/4% Senior Notes due March 23, 1999 and $200 million principal amount of Senior Floating Rate Notes due March 16, 1999 (Senior Floating Rate Notes). A substantial portion of the net proceeds from these issuances was used to repay commercial paper borrowings while the remaining proceeds were invested in short-term interest-bearing securities to be available for general corporate purposes. These debt issuances utilized the company's remaining amount available under its existing shelf registration. During the first six months of 1994, the company also repaid $83 million of Senior Notes, leaving $2,395 million of debt securities outstanding at a weighted average interest rate of 7.11% as of June 30, 1994.

In conjunction with the issuance of the Senior Floating Rate Notes, the company entered into an interest rate swap agreement for a notional principal amount of $200 million which will result in an effective fixed interest cost of 6.37% with respect to the Senior Floating Rate Notes.

On July 8, 1994 the company executed a $2.0 billion bank credit facility agreement which expires in July 1999 and replaces its previous $1.25 billion bank credit facility. It will support the company's commercial paper program and will be used, in conjunction with this program, to fund short-term fluctuations in working capital and for other general corporate requirements. At June 30, 1994 there were no amounts outstanding under the previous credit facility.

During the six months ended June 30, 1994, the company issued $3,207 million and repaid $3,446 million of commercial paper borrowings leaving no commercial paper borrowings outstanding at June 30, 1994. Borrowings under the commercial paper program are classified as noncurrent if the remaining term of the credit facility agreement exceeds one year, and the unused commitment thereunder equals or exceeds the amount of commercial paper then outstanding.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)




NOTE 3:  STOCKHOLDERS' EQUITY

Changes in total stockholders' equity are:

                                                                     Total
                 Preferred    Common      Addit'l          Treasury  Stock-
                 Stock        Stock       Paid in Retained Stock,    holders'
                 Par Value Par Value      Capital Earnings at Cost   Equity
                 --------- ---------      ------- -------- --------  --------
                                            (In millions)
Balance at
  December 31, 1993      $1      $60       $2,493   $2,785    ($626)   $4,713

Net income                -        -            -      424        -       424

Common stock issued
  for employee stock
  and benefit plans
  (8.7 million shares)    -        -           88        -       62       150

Treasury stock purchased
  (9.6 million shares)    -        -            -        -     (232)     (232)

Common and preferred
  dividends declared      -        -            -      (14)       -       (14)

                        ---      ---       ------   ------     ----    ------
Balance at
  June 30, 1994          $1      $60       $2,581   $3,195    ($796)   $5,041
                        ===      ===       ======   ======     ====    ======


In June 1994, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired and the 13,736 shares of Series D convertible preferred stock owned by British Telecommunications plc automatically converted into a right to receive, upon the surrender to the company of the certificate for the preferred stock shares, approximately 27.5 million shares of the company's common stock (see Note 6 of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 4:  CASH FLOW INFORMATION

The reconciliation of net income in the Income Statement to cash from operating activities in the Statement of Cash Flows is as follows:

                                                   Six months ended
                                                        June 30,
                                                   -----------------
                                                   1994         1993
                                                   ----         ----
                                                     (In millions)
Net income                                       $  424       $  301
Adjustments to earnings:
  Depreciation and amortization                     556          499
  Deferred income tax provision                     110          114
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                      (141)        (115)
  Accounts payable                                  101          277
  Other operating activity accounts                   1           33
                                                 ------       ------
Cash from operating activities                   $1,051       $1,109
                                                 ======       ======


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

SFAS 115 established new accounting and reporting requirements for certain investments in debt and equity securities. At the time of adoption of this new standard, the company did not have any investments that met the requirements of SFAS 115. However, this standard will be applied to applicable investments that may arise in the future.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6:  BRITISH TELECOMMUNICATIONS PLC AGREEMENTS

In June 1993, the company and British Telecommunications plc (BT and with the company, collectively, the Parties) entered into a letter of intent and an agreement for the purchase by BT of 13,736 shares of Series D non-voting convertible preferred stock (preferred stock) of the company at $60,400 per share. Upon termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) in June 1994, the preferred stock automatically converted into a right to receive, upon the surrender to the company of the certificate for the preferred stock shares, approximately 27.5 million shares of the company's common stock. BT has agreed not to transfer such common stock until June 1995 and thereafter may transfer such shares subject to compliance with registration requirements of U.S. federal securities laws. Each share of the company's common stock so issuable will be exchanged for one share of a new class of voting common stock (Class A Common Stock) of the company upon consummation of the transactions contemplated by the definitive agreements which were entered into by the Parties in August 1993 and which superseded the letter of intent.

The definitive agreements provide for, among other things, (a) the purchase by BT at closing of a number of shares of Class A Common Stock for approximately $3.5 billion in cash, (b) the formation of an international joint venture between BT and the company to provide global enhanced and value-added telecommunications services and (c) several other transactions, including the January 31, 1994 purchase of substantially all of the operations of BT North America Inc. by the company for $108 million.

The Class A Common Stock to be issued to BT under the definitive agreements will represent approximately 20% of the company's outstanding common stock.
The Class A Common Stock will be equivalent on a per share basis to the existing common stock of the company, except with respect to voting rights.
BT's ownership of the Class A Common Stock shares will entitle it to proportionate representation on the company's board of directors, which currently equates to three seats. In addition to board representation, BT will be entitled to investor protections with respect to certain corporate actions of the company. Any shares of Class A Common Stock would automatically convert
into common stock on transfer.   The conditions to the transactions relating to
approval by the company's stockholders, required approvals by the European Commission, United Kingdom regulatory authorities and Federal Communications Commission, and expiration of waiting periods under the HSR Act and Exon-Florio statute have each been obtained. Accordingly, the company anticipates receipt of the $3.5 billion by the fourth quarter 1994. This payment, when added to the purchase price for the preferred stock, results in a purchase price of the Class A Common Stock of $32 per share.

The Parties plan to invest approximately $1 billion in the joint venture, recently named Concert***, over the next five years. At inception, BT will hold 75.1% of the new venture's equity, with the company holding the remainder. Each of the Parties will be exclusive distributors in their respective territories for marketing the global services of the joint venture.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7:  JOINT VENTURE WITH GRUPO FINANCIERO BANAMEX-ACCIVAL

In January 1994, the company announced its intention to form a joint venture with Grupo Financiero Banamex-Accival (Banacci) to provide competitive domestic and international long-distance telecommunications services in Mexico. Subject to the grant of a concession from the government of Mexico, which is anticipated later in 1994, the joint venture will provide competitive switched telecommunications services commencing in late 1996. The joint venture will be 55 percent owned by Banacci and 45 percent by the company.
The company plans to make available certain technology to the joint venture which will facilitate the completion of the company's integrated North American network. The total cash investment to be made by the company, over the next several years, is expected to approximate $450 million, of which $150 million will be made in 1994.

The transactions with Banacci are subject to the execution of definitive agreements and the satisfaction of various other conditions, including the receipt of regulatory approvals which have not yet been obtained.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
OVERVIEW
- --------
Earnings Summary
- ----------------

For the three and six months ended June 30, 1994, net income was $215 million and $424 million, respectively, compared to $150 million and $301 million for the same periods in 1993. Net income for the three and six months ended
June 30, 1993 reflect extraordinary charges of $28 million and $45 million, respectively, net of tax benefits, for losses on the early retirement of debt. Earnings per common and common equivalent shares for the three and six months ended June 30, 1994 were $.37 and $.73, respectively. This compares to earnings per common and common equivalent shares of $.32 and $.63, respectively, before the extraordinary item and $.27 and $.55, respectively, after the extraordinary item for the same periods in 1993. The company declared and paid a common stock dividend, of $.025 per share, in June 1994.

The company operates in a single industry segment, the long-distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry.


British Telecommunications plc Investment
- -----------------------------------------

In August 1993, the company and British Telecommunications plc (BT) entered into a definitive agreement providing for a total investment by BT of $4.3 billion in exchange for a 20% voting interest in the company. In June 1993, British Telecommunications plc (BT) purchased $830 million of newly issued shares of convertible preferred stock (preferred stock). This preferred stock automatically converted into a right to receive, upon the surrender to the company of the certificate for the preferred stock shares, approximately 27.5 million shares of the company's common stock upon the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act in June 1994.
Upon receipt of the remaining $3.5 billion from BT for the purchase of approximately 106.8 million shares of a new class of voting stock of the company (Class A Common Stock), each share of the company's common stock so issuable will be exchanged for one share of Class A Common Stock. The company anticipates receipt of this payment by the fourth quarter 1994 (see Note 6 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

The company and BT also entered into several other definitive agreements in August 1993, one of which provided for the formation of a joint venture, recently named Concert, to provide global enhanced and value-added telecommunications services. The company expects to invest approximately $250 million in this venture over the next five years. Another agreement provided for the company's purchase of substantially all of the operations of BT North America Inc. (BTNA), a data services provider. This transaction was completed on January 31, 1994 for a purchase price of $108 million and was funded by proceeds from the issuance of commercial paper and cash from operations.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


networkMCI* Initiatives
- -----------------------

In January 1994, the company announced networkMCI, its long-term strategic vision. Initiatives relating to networkMCI will involve a variety of activities, including the expansion of the company's network to create and deliver a wide variety of new branded services. The company estimates that networkMCI will involve substantial investment through the end of the decade, a portion of which is expected to be provided by other investors.

One of the announced networkMCI initiatives is the implementation of high-speed Synchronous Optical Network (SONET) technology throughout the company's domestic network and on international routes across the Atlantic and Pacific. In addition to the implementation of SONET technology, the company plans to increase its network switching capabilities through the implementation of Asychronous Transfer Mode (ATM) technology, which enables a wide range of data communications and wireless communications. The company also announced the creation of MCI Metro Inc. (MCI Metro), a new subsidiary that will construct fiber rings and local switching infrastructure in major U.S. metropolitan markets over the next several years. This initiative is intended to make local access facilities available to long-distance telecommunications carriers at a reasonable cost and, subject to regulatory constraints, permit MCI Metro to compete in the local telecommunications services market. The total investment in MCI Metro will be up to $2 billion over the next several years, a portion of which is expected to be provided by other investors.

In January 1994, the company also announced its plans to form a joint venture with Grupo Financiero Banamex-Accival (Banacci) to provide competitive domestic and international long-distance telecommunications services in Mexico. The company's total planned investment in the joint venture will be $450 million over the next several years. The transaction with Banacci is subject to the execution of definitive agreements and the satisfaction of various other conditions, including the receipt of regulatory approvals which have not been obtained (see Note 7 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

In February 1994, the company signed a letter agreement with Nextel Communications, Inc. (Nextel) contemplating a $1.3 billion investment by the company in Nextel.

The company expects to fund the aforementioned investments from operating cash flow, the proceeds from the remaining BT investment and access to the capital markets.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


Results of Operations
- ---------------------

Income from Operations                Increase for the     Increase for the
(In millions, except % change)       Three months ended    Six months ended
                                          June 30,              June 30,
                                      1994   vs.  1993       1994  vs.  1993
                                   --------------------     -----------------

Revenue:
  Sales of communications services  $ 380        13.0%       $ 791      13.8%
                                     ----       -----         ----     -----
Operating expenses:
  Telecommunications                  142         9.0%         309      10.0%
  Sales, operations and general       161        20.9%         335      22.2%
  Depreciation                         36        15.3%          67      14.3%
                                     ----       -----         ----     -----
Total operating expenses              339        13.1%         711      14.1%
                                     ----       -----         ----     -----

Income from operations              $  41        11.8%        $ 80      11.6%
                                     ====       =====         ====     =====



Revenue
- -------

The growth in revenue for the three and six months ended June 30, 1994, versus the same periods in 1993, is primarily due to the continued growth in traffic volumes. This traffic volume growth was 14.4% and 15.3% in the second quarter and first six months of 1994, respectively, versus the corresponding periods in 1993. The gap between traffic and revenue growth is due to the impact of various product promotions and discounts, offset by increases in international revenue, tariffed rates, 1-800-COLLECT** and 800 portability related revenue, and increases in data products revenue.

Year-over-year revenue from the consumer market for the three and six months ended June 30, 1994 showed continued growth of the company's Friends & Family** product. Contributing to this growth was an increase in international volumes resulting from the company's sales and marketing efforts and product enhancements in this area. The company's collect-calling product, 1-800-COLLECT, introduced in May 1993, also contributed to the growth.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


Revenue (continued)
- -------------------

In the business market, revenue and traffic volume grew in the three and six months ended June 30, 1994, versus the corresponding periods in 1993. The primary component of this growth was traffic and revenue derived from the company's MCI Vision** and MCI Preferred** products, particularly the 800 components of these products. This 800 growth is primarily attributable to the increase in signed contracts following the Federal Communications Commission's 800 portability ruling which took effect in May 1993. Growth in these products is also attributable to the company's Proof Positive* service, introduced in mid-1993, as well as increased sales and marketing efforts.

The company's various data products also experienced growth during the three and six months ended June 30, 1994, primarily attributable to the impact of the company's purchase of BTNA, in January 1994.


Telecommunications Expense
- --------------------------

Telecommunications expense for the three and six months ended June 30, 1994 increased versus the corresponding periods in 1993, primarily because of volume increases in both international and domestic traffic, partially offset by
reductions in international settlement rates and domestic access rates.   As a
result of these reductions, telecommunications expense as a percentage of revenue decreased to 51.8% and 51.9% for the second quarter and first six months of 1994, respectively, compared to 53.7% and 53.6% for the corresponding periods in 1993.


Sales, Operations and General
- -----------------------------

The increase in sales, operations and general expenses for the three and six months ended June 30, 1994 versus the corresponding periods in 1993 is primarily attributable to higher personnel costs and higher levels of advertising and related marketing costs. The increase in personnel costs is primarily associated with the introduction of new products such as Proof Positive and increases in customer service, sales and sales support staff. The increase in advertising and related marketing costs is due to the introduction of Friends & Family II, networkMCI, Best Friends* and WorldPhone** and the impact of costs associated with the company's Proof Positive and 1-800-COLLECT programs. Accordingly, sales, operations and general expenses as a percentage of revenue increased to 28.2% and 28.1% for the second quarter and first six months of 1994 compared to 26.3% and 26.2% for the corresponding periods of 1993.

PART I.                                                       ITEM 2.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993






Depreciation Expense
- --------------------

The increase in depreciation expense for the three and six months ended June 30, 1994 versus the corresponding periods in 1993 is primarily due to additions to the company's communications network.


Interest Expense
- ----------------

Interest expense was $40 million and $71 million for the three and six months ended June 30, 1994 versus $52 million and $110 million for the corresponding periods in 1993. This decrease primarily reflects the interest savings as a result of retirements and redemptions of debt during the first and second quarters of 1993, offset by the issuance of $950 million of debt securities in late March 1994.

PART I.                                                       ITEM 2.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------

Balance Sheet
- -------------
(In millions,                     June 30,     Dec. 31,
 except % change)                   1994         1993     $ change  % change
                                  --------     --------   --------  --------

Current assets                     $ 2,669      $ 2,601     $   68      2.6%
Communications system, net           8,167        7,321        846     11.6%
Other assets                         1,456        1,354        102      7.5%
                                   -------      -------     ------     -----
Total assets                       $12,292      $11,276     $1,016      9.0%
                                   =======      =======     ======     =====

Current liabilities                $ 3,152      $ 3,201     $  (49)    (1.5%)
Noncurrent liabilities               4,099        3,362        737     21.9%
Stockholders' equity                 5,041        4,713        328      7.0%
                                   -------      -------     ------     -----
Total liabilities and
  stockholders' equity             $12,292      $11,276     $1,016      9.0%
                                   =======      =======     ======     =====



The slight increase in current assets during the six months ended June 30, 1994, is primarily the result of an increase in accounts receivable offset by a decrease in cash and cash equivalents. The increase in accounts receivable is associated with the increased revenue reported during 1994. The decrease in cash and cash equivalents is a result of a decrease in cash received from operations and an increase in cash used for investing activities.

The net communications system increase is a result of the company's continued investment in its transmission and switching facilities to meet customers' demands for new services, redundancy and enhanced network intelligence offset by the impact of depreciation charges for the six months ended June 30, 1994.

Other assets increased mainly as a result of certain strategic investments that the company made in 1994 and capitalized costs associated with the company's Concert joint venture with BT.

PART I.                                                       ITEM 2.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


Balance Sheet (continued)
- ------------------------

The decrease in current liabilities is a result of decreases in long-term debt due within one year, accounts payable and accrued telecommunications expense. Long-term debt due within one year decreased as a result of debt that came due and was paid in the first quarter of 1994. The decrease in accounts payable is a result of the timing and increased volume of payments on accounts payable. Accrued telecommunications expense decreased due to the timing of a large number of payments in June 1994. These decreases were offset by an increase in other accrued liabilities which is primarily a result of increased income taxes payable.

Noncurrent liabilities increased primarily due to the net increase in long-term debt. In March 1994, the company issued $450 million principal amount of 7 3/4% Senior Debentures due March 23, 2025, $300 million principal amount of 6 1/4% Senior Notes due March 23, 1999 and $200 million principal amount of Senior Floating Rate Notes due March 16, 1999 (Senior Floating Rate Notes). In conjunction with the issuance of the Senior Floating Rate Notes, the company entered into an interest rate swap agreement for a notional principal amount of $200 million, which will result in an effective fixed interest cost of 6.37% with respect to the Senior Floating Rate Notes. These increases in long-term debt were offset by a decrease in commercial paper borrowings repaid with a portion of the proceeds from the aforementioned debt.

As discussed in Note 2 of Notes to Consolidated Financial Statements, the company uses its bank credit facility in conjunction with its commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. At June 30, 1994, there were no amounts outstanding under the commercial paper program or the credit facility.

Stockholders' equity increased as a result of additions to retained earnings from net income for the first six months of 1994 and common stock issued in connection with employee benefit plans. These increases were partially offset by purchases of treasury stock during the same time period.

The company's ratio of debt to total debt plus equity increased to 38% at June 30, 1994, from 35% at December 31, 1993, primarily as a result of the issuance of debt in the first quarter of 1994.

PART I.                                                       ITEM 2.

               MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993





Cash Flows
- ----------               Six months ended
(In millions, except         June 30,
 % change)                1994         1993    $ change    % change
                        ------       ------    --------    --------
Cash from operating
 activities             $1,051       $1,109       $ (58)      (5.2%)

Cash used for
 investing activities   (1,588)      (1,022)       (566)     (55.4%)

Cash from financing
 activities                436           55         381       100+%
                          ----         ----        ----       -----
Net (decrease) increase
 in cash and cash
 equivalents            $ (101)      $  142       $(243)     (100+%)
                          ====         ====       =====       =====

The decrease in cash from operating activities is due to an increase in cash paid to suppliers and employees offset by an increase in cash received from customers resulting from the overall growth in the company's business.

The increase in cash used for investing activities is primarily attributable to the increased investment in the company's communications system due to the continued investment in its transmission and switching facilities to meet customers' demand for new services, redundancy and enhanced network intelligence. Also affecting this increase were strategic investments including the purchase of substantially all the operations of BTNA in January 1994 for $108 million and other.

The increase in cash from financing activities is primarily due to a decrease in the level of retirements of Senior Notes and other debt in the first six months of 1994 versus the same period in 1993. This was offset by the June 1993 issuance of preferred stock to BT. Also contributing to the inflow of cash from financing activities in 1994 was an increase in the issuance of Senior Notes and other debt.

PART I.                                                       ITEM 2.

               MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


Other Matters
- -------------

In May 1993, the FASB issued SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, effective for fiscal years beginning after December 15, 1993. This standard established new accounting and reporting requirements for certain investments in debt and equity securities. The adoption of this new standard in the first quarter of 1994 did not have a material impact on the company's financial position or results of operations. This standard will be applied to applicable investments including those that may arise as a result of the use of the remaining proceeds from the BT transaction.


- -----------------------------------------------

* networkMCI, Proof Positive and Best Friends are service marks of MCI Communications Corporation.

** 1-800-COLLECT, Friends & Family, MCI Vision, MCI Preferred and WorldPhone are registered service marks of MCI Communications Corporation.

***  Concert is a mark of Concert Communications Company.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The company's annual meeting of stockholders was held on May 23, 1994.

    (b) The nominees for directors of the company set forth in full in the company's Proxy Statement dated April 14, 1994 (Proxy Statement) were elected at the annual meeting.

    (c) Holders of common shares voted at the annual meeting on the following matters which were set forth in the company's Proxy Statement.

         (1) To elect 4 directors, each to serve for a term of three years.

             VOTES (in millions):

             Nominee                                For       Abstain
             Clifford L. Alexander, Jr.             437       2
             Richard M. Jones                       437       2
             Richard T. Liebhaber                   437       2
             John R. Worthington                    437       2

             Broker non-votes:  none

         (2) To approve the reservation of 20,000,000 additional shares of common stock to be issued under the employee stock purchase plan.

             VOTES (in millions):

             For:          429
             Against:        7
             Abstain:        3
             Broker non-votes:  None

         (3) To approve the appointment by the Board of Directors of Price Waterhouse as independent accountants for the year ending December 31, 1994.

             VOTES (in millions):

             For:          436
             Against:        2
             Abstain:        1
             Broker non-votes:  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

 a)   Exhibits

      Exhibit No.         Description
      -----------         -----------

        10(a) $2,000,000,000 Revolving Credit Agreement dated as of of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association, as Competitive Bid Agent and Operating Agent, and several financial institutions parties thereto and BA Securities, Inc. as Syndication Agent.

        10(b) Letter amendment dated August 2, 1994 to the Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc.

        11                Computation of Earnings per Common Share.

        12                Computation of Ratio of Earnings to Fixed
                          Charges.

        99(a)             Capitalization Schedule as of June 30, 1994.

  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the company during the three month period ended June 30, 1994.

SIGNATURE


                                    SIGNATURE
                                    ---------



          Pursuant to the requirements of the Securities Exchange

          Act of 1934, the registrant has duly caused this report

          to be signed on its behalf by the undersigned thereunto

          duly authorized.




                                        MCI COMMUNICATIONS CORPORATION







          Date:  August 12, 1994        Signed:
                                                     -----------------------
                                                        Bradley E. Sparks
                                                         Vice President
                                                         and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX











        Exhibit No.    Description
        -----------    -----------

          10(a) $2,000,000,000 Revolving Credit Agreement dated as of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association and, as Competitive Bid Agent and Operating Agent, and the several financial institutions parties thereto and BA Securities, Inc., as Syndication Agent.

          10(b) Letter amendment dated August 2, 1994 to the amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc.

          11           Computation of Earnings per Common Share.

          12           Computation of Ratio of Earnings to Fixed
                       Charges.

          99(a)        Capitalization Schedule as of June 30, 1994.