Form 10-Q
period 1994-09-30
MCI COMMUNICATIONS CORP
filed 1994-11-14
CIK 64079

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                                    (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1994

                                        or

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

                              Yes X        No

As of September 30, 1994, the registrant had outstanding 135,998,932 shares of Class A common stock and 543,551,697 shares of common stock.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                F O R M  1 0 - Q

                    For The Quarter Ended September 30, 1994





                                     INDEX


                                                                    Page No.
                                                                    --------

PART I:  FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS

   Balance Sheet at September 30, 1994 and December 31, 1993           3-4

   Income Statement for the three and nine months ended
    September 30, 1994 and 1993                                          5

   Statement of Cash Flows for the nine months ended
    September 30, 1994 and 1993                                          6

   Notes to Interim Consolidated Financial Statements                 7-11

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12-18

PART II:  OTHER INFORMATION

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            19

SIGNATURE                                                               20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                                   (unaudited)

                                                   September 30,  December 31,
                                                        1994          1993
                                                   ------------   -----------
                                                            (In millions)

Assets

Current assets:
  Cash and cash equivalents                        $    3,154      $   165
  Marketable securities                                   219            -
  Receivables, net of allowance for
    uncollectibles of $240 and $211 million             2,297        2,131
  Other                                                   364          305
                                                      -------      -------
         Total current assets                           6,034        2,601
                                                      -------      -------
Communications system:
  System in service                                     9,515        8,563
  Other property and equipment                          2,414        2,172
                                                      -------      -------
         Total communications system in service        11,929       10,735

  Accumulated depreciation                             (4,491)      (4,297)
  Construction in progress                              1,111          883
                                                      -------      -------
         Total communications system, net               8,549        7,321
                                                      -------      -------
Other assets:
  Excess of cost over net assets acquired, net          1,111        1,093
  Other assets and deferred charges, net                  424          261
                                                      -------      -------
         Total other assets                             1,535        1,354
                                                      -------      -------
         Total assets                                 $16,118      $11,276
                                                      =======      =======









See accompanying Notes to Interim Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  BALANCE SHEET
                                  (unaudited)

                                                   September 30,  December 31,
                                                       1994          1993
                                                   ------------   -----------
                                                            (In millions)
Liabilities and stockholders' equity

Current liabilities:
  Accrued telecommunications expense                  $ 1,510      $ 1,507
  Accounts payable                                        683          742
  Long-term debt due within one year                       98          215
  Other accrued liabilities                               909          737
                                                      -------      -------
        Total current liabilities                       3,200        3,201
                                                      -------      -------
Noncurrent liabilities:
  Long-term debt                                        3,010        2,366
  Deferred taxes and other                              1,073          996
                                                      -------      -------
        Total noncurrent liabilities                    4,083        3,362
                                                      -------      -------
Stockholders' equity:
  Series D convertible preferred stock, $.10 par
    value, authorized 13,736 shares, outstanding
    0 and 13,736 shares, respectively                       -            1
  Class A common stock, $.10 par value, authorized
    500 million shares, issued 136 million and 0           14            -
    shares, respectively
  Common stock, $.10 par value, authorized
    2 billion and 800 million shares, respectively,
    issued 592 million shares                              60           60
  Additional paid in capital                            6,136        2,493
  Retained earnings                                     3,415        2,785
  Treasury stock at cost, 48 and 51 million shares,
    respectively                                         (790)        (626)
                                                      -------      -------
         Total stockholders' equity                     8,835        4,713
                                                      -------      -------
         Total liabilities and stockholders' equity   $16,118      $11,276
                                                      =======      =======









See accompanying Notes to Interim Consolidated Financial Statements

                       MCI COMMUNICATIONS AND SUBSIDIARIES
                                 INCOME STATEMENT
                     (In millions, except per share amounts)
                                   (unaudited)
                                               Three months     Nine months
                                                   ended           ended
                                               September 30,    September 30,
                                             --------------   --------------
                                               1994    1993     1994    1993
                                               ----    ----     ----    ----
Revenue:
  Sales of communication services            $3,407  $3,054   $9,937  $8,793
                                             ------  ------   ------  ------
Operating Expenses:
  Telecommunications                          1,765   1,636    5,152   4,714
  Sales, operations and general                 952     814    2,791   2,318
  Depreciation                                  282     245      818     714
                                             ------  ------   ------  ------
   Total operating expenses                   2,999   2,695    8,761   7,746
                                             ------  ------   ------  ------
Income from operations                          408     359    1,176   1,047

Interest expense                                 43      35      114     145
Other expense, net                               10      11       25      31
                                             ------  ------   ------  ------
Income before income taxes and
  extraordinary item                            355     313    1,037     871

Income tax provision                            135     139      393     351
                                             ------  ------   ------  ------
Income before extraordinary item                220     174      644     520

Extraordinary loss on early debt retirement,
  less applicable income tax benefit              -       -        -      45
                                             ------  ------   ------  ------
Net income                                   $  220  $  174   $  644  $  475

Dividends on preferred stock                      -       -        1       1
                                             ------  ------   ------  ------
Earnings applicable to
  common stockholders                        $  220  $  174   $  643  $  474
                                             ======  ======   ======  ======
Earnings per common and common
equivalent shares:
  Income before extraordinary item           $  .38  $  .30   $ 1.11  $  .93
  Loss on early debt retirement                   -       -        -     .08
                                             ------  ------   ------  ------
       Total                                 $  .38  $  .30   $ 1.11  $  .85
                                             ======  ======   ======  ======
Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                       579     580      578     557

Dividends declared per common share          $    -  $    -   $ .025  $ .025


See accompanying Notes to Interim Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                      Nine months ended
                                                        September  30,
                                                     ------------------
                                                       1994        1993
                                                       ----        ----
                                                         (In millions)
Operating activities:
 Cash received from customers                        $9,852      $8,468
 Cash paid to suppliers and employees                (7,777)     (6,733)
 Taxes paid                                            (321)       (229)
 Interest paid                                          (98)       (135)
                                                     ------      ------
       Cash from operating activities                 1,656       1,371
                                                     ------      ------

Investing activities:
 Cash outflow for communications system              (2,081)     (1,420)
 Investment in marketable securities                   (219)          -
 Investment in affiliates                              (284)        (35)
                                                     ------      ------
       Cash used for investing activities            (2,584)     (1,455)
                                                     ------      ------
       Net cash flow before financing activities       (928)        (84)
                                                     ------      ------

Financing activities:
  Issuance of Senior Notes and other debt               939         757
  Retirement of Senior Notes and other debt            (216)     (1,380)
  Commercial paper and bank credit facility
    activity, net                                      (239)       (442)
  Purchase of treasury stock                           (269)       (110)
  Issuance of preferred stock                             -         830
  Issuance of Class A common stock                    3,522           -
  Issuance of common stock for employee plans           194         263
  Payment of dividends on common and
    preferred stock                                     (14)        (14)
                                                     ------      ------
       Cash from (used for) financing activities      3,917         (96)
                                                     ------      ------
Net increase (decrease)
  in cash and cash equivalents                        2,989        (180)

Cash and cash equivalents - beginning balance           165         232
                                                     ------      ------
Cash and cash equivalents - ending balance         $  3,154      $   52
                                                     ======      ======




See accompanying Notes to Interim Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1:  GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2:  LONG-TERM DEBT AND CREDIT FACILITY

In March 1994, the company issued $450 million principal amount of 7 3/4% Senior Debentures due March 23, 2025, $300 million principal amount of 6 1/4% Senior Notes due March 23, 1999 and $200 million principal amount of Senior Floating Rate Notes due March 16, 1999 (Senior Floating Rate Notes). A substantial portion of the net proceeds from these issuances was used to repay commercial paper borrowings while the remaining proceeds were used for general corporate purposes. These debt issuances utilized the company's remaining amount available under its existing shelf registration. During the first nine months of 1994, the company also repaid $93 million of Senior Notes, leaving $2,385 million of debt securities outstanding at a weighted average annual interest rate of 7.27% as of September 30, 1994.

In conjunction with the issuance of the Senior Floating Rate Notes, the company entered into an interest rate swap agreement for a notional principal amount of $200 million which results in an effective fixed annual interest cost of 6.37% with respect to the Senior Floating Rate Notes.

On July 8, 1994, the company executed a $2.0 billion bank credit facility agreement (Credit Facility) which replaced its previous $1.25 billion bank credit facility. The Credit Facility, which expires in July 1999, supports the company's commercial paper program and will be used, in conjunction with this program, to fund short-term fluctuations in working capital and for other general corporate requirements. On September 30, 1994, there were no amounts outstanding under the Credit Facility.

During the nine months ended September 30, 1994, the company issued $6,627 million and repaid $6,866 million of commercial paper borrowings leaving no commercial paper borrowings outstanding at September 30, 1994. Borrowings under the commercial paper program are classified as noncurrent if the remaining term of the Credit Facility exceeds one year, and the unused commitment thereunder equals or exceeds the amount of commercial paper then outstanding.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 3:  STOCKHOLDERS' EQUITY

Changes in total stockholders' equity are:

                             Class A
                  Preferred  Common  Common                  Treas.  Total
                  Stock      Stock   Stock  Addit'l          Stock,  Stock-
                  Par        Par     Par    Paid in Retained at      holders'
                  Value      Value   Value  Capital Earnings Cost    Equity
                  ---------  ------  -----  ------- -------- ------  -------
                                                  (In Millions)
Balance at
  December 31, 1993    $ 1       -   $60      $2,493  $2,785  ($626) $4,713

Class A common stock
  issued and preferred
  stock converted       (1)     14     -       3,496       -      -   3,509

Common stock issued
  for employee stock
  and benefit plans
  (14 million shares)    -       -     -         147       -     96     243

Net income               -       -     -           -     644      -     644

Common and preferred
  dividends declared     -       -     -           -     (14)     -     (14)

Treasury stock
  purchased
  (11 million shares)    -       -     -           -       -   (260)   (260)
                       ---     ---   ---      ------   -----   ----   -----

Balance at
  September 30, 1994   $ 0     $14   $60      $6,136  $3,415  ($790) $8,835
                       ===     ===   ===      ======  ======   ====  ======

On September 30, 1994, British Telecommunications plc (BT) completed the purchase of 136 million shares of the company's recently authorized Class A common stock for $4.3 billion, resulting in a 20 percent voting interest in the company. This purchase was achieved by the company's issuance of 108.5 million shares of Class A common stock to BT for a cash payment of $3.5 billion on September 30, 1994, and BT's conversion of the 13,736 shares of Series D convertible preferred stock, purchased for $830 million in June 1993, into 27.5 million shares of Class A common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 3:  STOCKHOLDERS' EQUITY (continued)

The Class A common stock issued to BT is equivalent on a per share basis to the existing common stock, except with respect to voting rights. BT is entitled to proportionate representation on the company's board of directors, which currently equates to three seats. In addition to board representation, BT is entitled to investor protections with respect to certain corporate actions of the company. (Shares of Class A common stock convert into common stock upon transfer.)

On September 30, 1994, the company amended its certificate of incorporation which increased the number of authorized shares of preferred stock from 20 million to 50 million and of common stock from 800 million to 2 billion and authorized 500 million shares of Class A common stock. These changes, which became effective September 30, 1994, had been previously approved by the company's stockholders at a special meeting held on March 11, 1994. On September 7, 1994, the company's board of directors also adopted a stockholders rights plan (Rights Plan), effective September 30, 1994, and declared a rights dividend, payable on October 11, 1994, of one preferred share purchase right (Right) for each outstanding share of common stock and Class A common stock (Common Shares) to the stockholders of record on that date. The Rights will also be attached to future issuances of Common Shares. Upon the occurrence of certain specific events, each Right entitles the holder to purchase for $100 one one-hundredth of a share of the company's Series E Junior Participating Preferred Stock, par value $.10 per share (Series E). In the event that any person or group acquires 10% or more (more than 20.1% in BT's case) of the company's outstanding Common Shares, each holder of a Right (other than the acquiring person or group) will be entitled to purchase that number of Common Shares having a market value of two times the exercise price of the Right. For purposes of the Rights Plan, the company's board of directors has authorized 10 million shares of Series E which amount may be increased or decreased by the board of directors. All Rights expire on September 30, 2004, unless this date is extended or the Rights are earlier redeemed or exchanged by the company in accordance with the Rights Plan.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 4:  CASH FLOW INFORMATION

The reconciliation of net income in the Income Statement to cash from operating activities in the Statement of Cash Flows is as follows:

                                                   Nine months ended
                                                     September 30,
                                                 -------------------
                                                   1994         1993
                                                   ----         ----
                                                     (In millions)
Net income                                       $  644       $  475
Adjustments to earnings:
  Depreciation and amortization                     849          754
  Deferred income tax provision                     175          214
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                      (166)        (333)
  Accounts payable                                  132          272
  Other operating activity accounts                  22          (11)
                                                 ------       ------
Cash from operating activities                   $1,656       $1,371
                                                 ======       ======



NOTE 5:  ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 established new accounting and reporting requirements for certain debt and equity securities. The proceeds received from BT were invested in various short-term interest-bearing securities, including U.S. Government and various corporate securities, which the company does not intend to hold until maturity or for trading purposes. SFAS 115 requires the company to classify and record its securities as available-for-sale. In accordance with the provisions of SFAS 115, investments classified as available-for-sale are recorded at fair value and any holding gains and losses are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. As of September 30, 1994, there were no material differences between the fair value and cost of these securities.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 6:  INVESTMENTS IN JOINT VENTURES

In conjunction with the equity investment discussed in Note 3 between the company and BT on September 30, 1994, the company purchased for approximately $79 million, a 24.9 percent equity interest in Concert Communications Company (Concert), a joint venture launched by the parties in June 1994. Concert will provide global telecommunications services for business customers. Including the initial investment made on September 30, 1994, the company expects to invest approximately $250 million in this venture over the next five years.

In October 1994, the company and Grupo Financiero Banamex-Accival (Banacci) formed AVANTEL, S.A. (AVANTEL), a joint venture incorporated to provide competitive domestic and international long-distance telecommunications services in Mexico. AVANTEL, the result of a strategic alliance announced in January 1994, will initially provide private line and value-added services to businesses and government customers. The joint venture will also provide competitive switched telecommunications services commencing on or about January 1997, subject to the grant of a concession from the government of Mexico, which is anticipated shortly after the new Mexican government takes office in December 1994. AVANTEL will be owned 55 percent by Banacci and 45 percent by the company. The company plans to make available certain technology to AVANTEL which will facilitate the completion of the company's integrated North American network. The cash investment in AVANTEL by the company over the next several years is expected to approximate $450 million, of which $150 million is expected to be made in 1995. This transaction is subject to the grant of a concession from the government of Mexico and the satisfaction of various other conditions.

PART I.
ITEM 2.
                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


OVERVIEW
- --------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim consolidated financial statements and notes thereto.

The company operates in a single industry segment, the long-distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry.

networkMCI* Initiatives
- -----------------------

In January 1994, the company announced its MCI Metro initiative, which will provide a full range of basic and enhanced local telecommunications services through fiber optic rings and local switching networks throughout the U.S. as regulatory authorities permit. In October 1994, MCI Metro filed applications to provide competitive local phone service with utility regulators in five states:
Illinois, Maryland, Michigan, Pennsylvania and Washington. MCI Metro recently received approval from the states of Maryland and Washington, in addition it has authority to provide local phone service in New York, Massachusetts and Wisconsin. MCI Metro is engineering and constructing networks in numerous cities and currently owns and operates conduit and fiber cable facilities in more than 200 U.S. cities. The company is expected to make significant investments in MCI Metro over the next several years.

In September 1994, the company launched networkMCI BUSINESS***, a software application that provides e-mail and fax messaging, information services/automated news monitoring, document sharing, videoconferencing capability and access to online multimedia business catalogs and the Internet.

In August 1994, the company terminated negotiations with Nextel Communications, Inc. (Nextel) regarding a contemplated investment in Nextel.

In October 1994, the company and Grupo Financiero Banamex-Accival (Banacci) formed AVANTEL, S.A., a joint venture incorporated to provide competitive domestic and international long-distance telecommunications services in Mexico. The company's cash investment in the joint venture is expected to be $450 million over the next several years, of which $150 million is expected to be made in 1995. The transaction with Banacci is subject to the grant of a concession from the government of Mexico and the satisfaction of various other conditions (see Note 6 of the Notes to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


Earnings Summary
- ----------------

Net income increased to $220 million and $644 million for the three and nine months ended September 30, 1994 from $174 million and $475 million for the same periods in 1993, respectively. This represents year-over-year increases of 26% (15% excluding the impact of the tax law change in 1993) and 36% (31% excluding the impact of the tax law change in 1993) for the three and nine months ended
September 30, 1994, respectively.   Net income for the nine months ended
September 30, 1993 reflects an extraordinary charge of $45 million, net of tax benefit, for a loss on the early retirement of debt. Earnings per common and common equivalent shares for the three and nine months ended
September 30, 1994 were $.38 and $1.11, respectively, compared to $.30 and $.85, for the same periods in 1993. Earnings per common and common equivalent shares for the nine months ended September 30, 1993 were $.93 before the extraordinary item. Due to the timing of the closing of the British Telecommunications, plc (BT) investment in the company, earnings per common and common equivalent shares for the three and nine months ended September 30, 1994 were not materially impacted. However, there will be a greater dilutive impact from this investment on earnings per common and common equivalent shares in the fourth quarter and for the year ended
December 31, 1994. The company declared and paid a common stock dividend, of $.025 per share, in June 1994.


RESULTS OF OPERATIONS
- ---------------------

Income from Operations                Increase for the      Increase for the
(In millions, except % change)       Three months ended     Nine months ended
                                       September 30,          September 30,
                                      1994   vs.  1993       1994  vs.  1993
                                     ------------------     -----------------

Revenue:
  Sales of communications services  $ 353       11.6%       $1,144      13.0%
                                     ----       -----        -----      -----
Operating expenses:
  Telecommunications                  129        7.9%          438       9.3%
  Sales, operations and general       138       17.0%          473      20.4%
  Depreciation                         37       15.1%          104      14.6%
                                     ----       -----        -----      -----
    Total operating expenses          304       11.3%        1,015      13.1%
                                     ----       -----        -----      -----

Income from operations              $  49       13.6%        $ 129      12.3%
                                     ====       =====        =====      =====

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993



Revenue
- -------

Traffic volume for the three and nine month periods ended September 30, 1994 grew 10.2% and 13.5%, respectively, versus the corresponding periods in 1993. Revenue during these same periods increased 11.6% and 13.0%, respectively. The three month period ended September 30, 1994 was the first period since 1989 in which, on a year-over-year basis, revenue growth exceeded traffic growth. This reflects increases in tariff rates and higher revenue from international, 1-800-COLLECT**, data and 800 products, offset by product promotions and discounts.

In the business market, revenue and traffic volume grew in the three and nine months ended September 30, 1994, versus the corresponding periods in 1993. The primary component of this growth was traffic and revenue derived from the company's MCI Vision** and MCI Preferred** products, particularly the 800 components of these products. This 800 growth was primarily attributable to the increase in signed contracts following the Federal Communications Commission's 800 portability ruling which took effect in May 1993. Growth in these products was also attributable to the company's Proof Positive* service, introduced in mid-1993, as well as increased sales and marketing efforts. The company's various data products also experienced revenue growth during the three and nine months ended September 30, 1994, attributable in part to the company's purchase of BT North America Inc. (BTNA) in January 1994.

In the consumer market, year-over-year revenue growth for the three and nine months ended September 30, 1994 resulted from the continued success of the company's collect-calling product, 1-800-COLLECT which was introduced in May 1993, and Friends & Family II* which was introduced in June 1994 as an extension of Friends & Family**. The rate of traffic and revenue growth continues to be subject to increasing competitive pressure which will likely cause a slight decline in the company's overall revenue in the fourth quarter when compared to the third quarter of 1994.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993



Telecommunications Expense
- --------------------------

Telecommunications expense for the three and nine months ended September 30, 1994 increased versus the corresponding periods in 1993, primarily because of volume increases in both international and domestic traffic, partially offset by reductions in domestic access rates, international settlement rates and efficiencies resulting from operator services automation. As a result of these reductions, telecommunications expense as a percentage of revenue decreased to 51.8% for the third quarter and first nine months of 1994, compared to 53.5% and 53.6% for the corresponding periods in 1993.


Sales, Operations and General
- -----------------------------

The increase in sales, operations and general expenses for the three and nine months ended September 30, 1994 versus the corresponding periods in 1993 was primarily attributable to higher personnel costs and higher levels of advertising and related marketing costs. The increase in personnel costs was primarily associated with the introduction of new products and services which required increases in customer service, sales and sales support staff. The increase in advertising and related marketing costs was due to the introduction of Friends & Family II, networkMCI, Best Friends* and WorldPhone** and the impact of costs associated with the company's Proof Positive and 1-800-COLLECT programs. Accordingly, sales, operations and general expenses as a percentage of revenue increased to 27.9% and 28.1% for the three and nine months ended September 30, 1994, respectively, compared to 26.7% and 26.4% for the corresponding periods of 1993. In the fourth quarter of 1994, the company expects to incur one-time incremental expenses of up to $70 million associated with the launching of networkMCI BUSINESS.


Interest Expense
- ----------------

Interest expense for the three months ended September 30, 1994 increased by 22.9% to $43 million from $35 million in the prior year period due to a higher average debt balance. For the nine months ended September 30, 1994, interest expense decreased by 21.4% to $114 million from $145 million in the prior period. The decrease resulted from a lower average debt balance combined with an increase in capitalized interest, which is in line with the company's increased investment in the communications system during the nine months ended September 30, 1994 versus the year ago period (see Liquidity and Capital Resources).

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


Other
- -----

The company expects interest income to increase in the fourth quarter of 1994 from the investment of the proceeds received from the BT investment discussed above. Also in the fourth quarter of 1994, the company expects to recognize losses related to its ownership share of the newly formed joint venture, Concert Communications Company (Concert). Losses are expected to continue into 1995 due to the start-up nature of Concert.

In October 1994, the company sold its investment in AAP Telecommunications which resulted in a $10 million gain to be recognized in the fourth quarter 1994.

In the fourth quarter of 1994, the company expects to take a one-time charge against earnings of up to $25 million in connection with the settlement of two class action suits relating to the provision of 900 services.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

On September 30, 1994, the company formally completed a transaction by which it entered into a worldwide alliance with BT. BT purchased a 20% voting interest in the company for approximately $4.3 billion (or $32 per share) including $830 million paid by BT in 1993. Concurrently, the company invested approximately $79 million for a 24.9% interest in Concert, a joint venture formed by the company and BT in June 1994 to provide global telecommunications services for business customers. As a result of the equity infusion from BT, the company's ratio of debt to total debt plus equity has been reduced to 26% at September 30, 1994, from 35% at December 31, 1993.

Cash and cash equivalents increased significantly, by $2,989 million, at September 30, 1994 from December 31, 1993, as a result of the BT investment. Changes in cash and cash equivalents result from changes in cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities for the nine months ended September 30, 1994 increased to $1,656 million from $1,371 million in the corresponding period of 1993. The increase was primarily a result of an increase in cash received from customers due to the growth in the company's revenue, which was only partially offset by an increase in cash paid to suppliers and employees.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


LIQUIDITY AND CAPITAL RESOURCES (continued)
- -------------------------------

Net cash used for investing activities increased to $2,584 million for the nine months ended September 30, 1994 from $1,455 million for the corresponding period of 1993. The increase in 1994 was a result of the increased investment in the company's communications system due to the continued investment in its transmission and switching facilities to meet customers' demands for new services, redundancy and enhanced network intelligence. Also affecting this increase were investments including the purchase of substantially all the operations of BTNA in January 1994 for $108 million, and the investment in Concert in September 1994 of approximately $79 million.

Net cash from (used for) financing activities was $3,917 million and ($96 million) for the nine months ended September 30, 1994 and 1993, respectively. Cash from financing activities increased significantly in 1994 as a result of the completion of the BT investment for $3.5 billion on September 30, 1994. Also contributing to the inflow of cash provided by financing activities were increased debt issuances and decreased debt redemptions versus the prior year. In March 1994, the company issued an aggregate principal amount of $950 million in Senior Notes and Debentures and used a substantial portion of the net proceeds to repay commercial paper borrowings while the remaining proceeds were used for general corporate purposes.

The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents and short-term investments, its credit facility and other external financing. As discussed in Note 2 of Notes to Interim Consolidated Financial Statements (included in this Quarterly Report on Form 10-Q), the company has available a newly issued $2 billion bank credit facility which it will use in conjunction with its commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. The credit facility expires in July 1999. At September 30, 1994, there were no amounts outstanding under the commercial paper program or the credit facility.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


Other Matters
- -------------

The company adopted SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in the first quarter of 1994. It did not have a material effect on the company's financial position or results of operations for the three and nine months ended September 30, 1994. The proceeds received from the BT investment were invested in various short-term interest bearing
securities classified as available-for-sale.   Unrealized holding gains and
losses were not material at September 30, 1994.


- -----------------------------------------------

* networkMCI, MCI Metro, Friends & Family II and Best Friends are service marks of MCI Communications Corporation.

** Proof Positive, 1-800-COLLECT, Friends & Family, MCI Vision, MCI Preferred and WorldPhone are registered service marks of MCI Communications Corporation.

*** networkMCI BUSINESS is a trademark of MCI Communications Corporation.

PART II.   OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits

      Exhibit No.               Description
      -----------               -----------

        11                      Computation of Earnings per Common Share.

        12                      Computation of Ratio of Earnings to Fixed
                                Charges.

        27                      Financial Data Schedule as of September 30,
                                1994.

        99(a)                   Capitalization Schedule as of September 30,
                                1994.

  b)   Reports on Form 8-K

       No reports on Form 8-K were filed by the company during the three month period ended September 30, 1994.

                                    SIGNATURE
                                    ---------



            Pursuant to the requirements of the Securities Exchange

            Act of 1934, the registrant has duly caused this report

            to be signed on its behalf by the undersigned thereunto

            duly authorized.




                                          MCI COMMUNICATIONS CORPORATION







            Date:  November 14, 1994      Signed:
                                                     -----------------------
                                                      Bradley E. Sparks
                                                      Vice President
                                                      and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX



        Exhibit No.    Description
        -----------    -----------

          11           Computation of Earnings per Common Share.

          12           Computation of Ratio of Earnings to Fixed Charges.

          27           Financial Data Schedule as of September 30, 1994.

          99(a)        Capitalization Schedule as of September 30, 1994.