Form 10-K
MCI COMMUNICATIONS CORP
filed 1995-03-31
CIK 64079

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                             Form 10-K
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended:  December 31, 1994
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

  Registrant's telephone number, including area code:(202) 872-1600
                                                     --------------
  Securities registered pursuant to Section 12(b) of the Act:
                                  None
                                  ----
  Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $.10 par value per share
  ----------------------------------------------------------
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
             Yes    X                            No
                  -----                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of registrant, which includes the Common Stock and Class A Common Stock, held by non-affiliates was $13,231,987,646 at February 17, 1995, based upon the closing price of the Common Stock on that date.

As of February 17, 1995, registrant had outstanding 544,745,597 shares of Common Stock and 135,998,932 shares of Class A Common Stock.

Documents Incorporated by Reference:
Portions of the Annual Report to Stockholders for the year ended
December 31, 1994 - Part II
Portions of the Proxy Statement For the 1995 Annual Meeting of
Stockholders - Part III

                                 PART I
Item 1.  Business

GENERAL
-------

     MCI* is the second largest nationwide carrier of long-distance telecommunications services and the third largest carrier of international long-distance telecommunications services in the world. MCI provides a wide spectrum of domestic and international voice and data services, which include long-distance telephone services, data communications services and electronic messaging services. During each of the last three years, more than 90% of MCI's operating revenues, operating income and assets related to MCI's activities in the long-distance telecommunications industry.

     At December 31, 1994, MCI had approximately 41,000 full-time employees.

SERVICES
---------

       MCI provides a wide range of long-distance telecommunications services, including the following: dial 1 access and dial access long-distance telephone service; voice and data services over software-defined virtual private networks; private line and switched access services; collect calling, operator assistance and calling card services; toll free or 800 services; and 900 services. The company offers these services individually and in combinations to meet the changing needs of its customers. Through combined offerings, MCI is able to provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans.









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

     MCI markets its domestic and international voice and data communications services through several business units. MCI's Communication Services Group markets domestic and international long-distance telecommunications services to business, government and residential customers through its Business Markets and Consumer Markets Units. Domestic data communications and electronic messaging services are marketed through MCI's Data Services Division which is a part of the Business Markets Unit. International data communications and electronic messaging services are marketed through MCI International, Inc., a wholly-owned subsidiary of MCI. To a lesser extent, MCI also markets its voice and data communications services domestically and internationally through arrangements with third parties.


SYSTEM
------

     Domestic long-distance services are provided primarily over MCI's own coast-to-coast optical fiber and terrestrial digital microwave communications system and, to a lesser extent, over transmission facilities leased from other common carriers utilizing MCI's digital switches. International communications services are provided by way of submarine cable systems in which MCI holds investment positions, satellites and facilities of other domestic and foreign carriers.

     MCI continues to expand its digital transmission and switching facilities and capabilities to meet the requirements of its customers for additional and enhanced domestic and international services, to add redundancy to its network and to enhance network intelligence. This expansion includes the continued deployment in its network of Synchronous Optical Network ("SONET") and Asynchronous Transfer Mode ("ATM") technologies.

      SONET technology, which uses laser light instead of electrical signals, will substantially increase the speed at which data is carried on MCI's network allowing MCI to provide high-speed multimedia applications and information services throughout its domestic network and on new international routes across the Atlantic and Pacific. In addition, it allows MCI to install customer circuits faster and identify network problems before customers become aware of them. SONET technology is currently operational on the domestic network and is anticipated to be operational on international routes by year end 1995.

     ATM technology, a state-of-the-art switching technology that facilitates the provision of a wide range of data communications services, will increase MCI's network switching capabilities and permit MCI's customers to transmit simultaneously voice, data and video communications over the same line. ATM will be offered commercially in 1995 on a substantial portion of MCI's network and will be fully deployed in 1996.

     These network initiatives and continued expansion of the network require a high level of capital expenditures. In 1995, MCI anticipates that capital expenditures of approximately $3 billion will be required in connection with the introduction of new services and the continued development of its communications system. Included in this amount is approximately $500 million for its subsidiary, MCI Metro, Inc. ("MCImetro"), which will serve the local services market. See "LOCAL ACCESS" below. Capital expenditures were approximately $2.9 billion in 1994, $1.7 billion in 1993 and $1.3 billion in 1992.

LOCAL ACCESS
------------

     MCI provides customers that typically have very large volumes of communications with direct access to its long-distance network. All other customers are provided access to MCI's services through local interconnection facilities provided by local exchange carriers ("LECs") and, to a much lesser extent, by competitive access providers ("CAPs").

     The cost to obtain these interconnection facilities from the LECs and CAPs is a significant component of MCI's operating expenditures. These facilities are typically available only from the LEC which serves the geographic market for local services, including interconnection services. However, as a result of regulatory developments at both the federal and state levels, the local services markets are beginning to open up to competition. These developments include the partial unbundling of special and switched access services and requiring the LECs to provide interconnection outside their switching facilities to allow the CAPs to provide interstate access. See "COMPETITION and REGULATION" below. MCI expects to benefit from this competition through lower access costs, although the extent of such benefit cannot be quantified.

     MCImetro
     --------

      MCI established MCImetro to enter the local services market and compete with the LECs and CAPs, initially in special access services and then, when permitted by local regulation, all local services. MCImetro has (i) filed applications in eleven states for the authority to offer a full range of local services, five of which (New York, Maryland, Massachusetts, Washington and Wisconsin) have granted such authority to date; and (ii) begun construction of fiber-optic rings in twenty major metropolitan areas to be completed by year end 1995. In addition, MCImetro is currently installing and testing switches in several metropolitan areas in anticipation of receiving authority to provide local services. MCImetro expects vigorous competition from both the LECs and CAPs in the local services market. See "COMPETITION" below.


GLOBAL ALLIANCES
-----------------

     MCI continues to expand the use and reach of its services through the development of global alliances, in order to meet the global needs of its customers.

     In 1994, MCI completed all the transactions contemplated under the August 1993 agreements with British Telecommunications plc ("BT"). This included (i) the acquisition by BT of approximately a 20% equity interest in MCI for approximately $4.3 billion ($830 million of which was received in June 1993 for approximately a 4.9% equity interest and $3.5 billion of which was received in September 1994 for the remainder); (ii) the formation in July 1994 of Concert Communications Company ("Concert"), a business venture between BT and MCI, to provide global enhanced and value-added telecommunications services; and (iii) the purchase in January 1994 by MCI of substantially all the assets of the United States operations of BT's data communications services subsidiary, BT North America, Inc.

     Concert, in which MCI owns a 24.9% equity interest, provides global enhanced and value-added telecommunications services such as
packet data, frame relay and managed bandwidth services.   MCI is
the exclusive distributor of Concert services in North, Central and South America, and BT is the exclusive distributor in the rest of the world. In September 1994, MCI invested $79 million in this business venture and intends to continue making contributions to Concert over the next several years in order to maintain its proportionate interest.

     Also in 1994, the company entered into a joint venture agreement with Grupo Financiero Banamex-Accival ("Banacci"), Mexico's largest financial group, which resulted in the formation of AVANTEL S.A. de C.V. ("AVANTEL") to provide competitive domestic and international long-distance telecommunications services in Mexico using MCI's technology. Subject to the grant of a concession from the government of Mexico, AVANTEL is expected to provide competitive switched telecommunication services in Mexico commencing in 1996.
MCI owns a 45% equity interest in AVANTEL. The consummation of the transaction with Banacci is subject to the satisfaction of various conditions, including the receipt of a concession which has not yet been obtained.

     In 1992, MCI entered into a strategic alliance with Stentor, an alliance of major Canadian telephone companies, to develop a fully integrated intelligent network linking the United States and

Canada. The Stentor alliance and the AVANTEL joint venture will facilitate the development of a fully integrated, seamless North American network capable of providing services with identical features to customers throughout the United States, Canada and Mexico.


COMPETITION
-----------

     Long-Distance Telecommunications Services
     -----------------------------------------

     Competition in the long-distance telecommunications services market is intense, and MCI expects it to remain so for the foreseeable future. AT&T Corp. ("AT&T") continues to be MCI's primary competitor in the domestic and international long-distance telecommunications services market. AT&T is substantially larger than MCI and continues to compete vigorously with MCI. In general, MCI's long-distance telecommunications services are priced lower than the comparable services offered by AT&T. Although price is a significant factor in customer choice, innovation and quality of services, marketing strategy, customer service and other non-price factors are also important elements affecting competition.

     MCI also competes with Sprint Corporation and other facilities-based domestic telecommunications common carriers and numerous resellers of long-distance telecommunications services. Under current Federal Communications Commission ("FCC") policy, almost any entity can freely enter the domestic long-distance telecommunications services market. Further, MCI also competes with LECs that service a local access transport area ("LATA") where MCI is authorized to provide intra-LATA long-distance telecommunications services. MCI expects competition in this market to remain intense for the foreseeable future.

     The seven Regional Bell Operating Companies ("RBOCs") are currently prohibited by the 1982 AT&T divestiture decree from entering the interstate long-distance telecommunications services market. Nevertheless, they have attempted to obtain relief from this and other restrictions through petitions to the federal courts and support of proposed legislation in Congress.

     A telecommunications bill is pending before the United States Senate which would allow long-distance carriers to provide local services and the RBOCs to provide long-distance services with certain restrictions and requirements applicable to the RBOCs. It is expected that the House of Representatives will introduce a bill covering these subjects in May 1995.

     It is not possible at this time to determine if a bill will be adopted or enacted by the United States Congress and, if enacted, what it will provide. However, if such a bill is passed, it is likely it will permit the RBOCs to compete in the long-distance services business subject to certain restrictions and conditions.

     If the RBOCs are permitted to offer long-distance services, MCI anticipates that the RBOCs, which have very substantial capital and other resources and long standing customer relationships, will compete vigorously in this market. Furthermore, to the extent the RBOCs maintain a monopoly in their local services markets, they have the potential to subsidize long-distance rates with profits from their monopoly business.

     Concert
     -------

     AT&T and Sprint have formed, or are in the process of forming, global alliances that will compete with Concert. AT&T's WorldPartners is an association of member companies formed in 1993 to provide a family of telecommunications services (private line, frame relay and virtual network services) to multinational customers. Members of the association include AT&T, KDD of Japan, Singapore Telecom, Telstra of Australia, Unisource, Hong Kong Telecom, Unitel of Canada, Korea Telecom and Telefonica of Spain.

      Sprint, France Telecom ("FT") and Deutsche Telekom ("DT") have announced plans to form a global partnership to offer an array of international telecommunication services to multinational business customers. As part of the proposed transaction, FT and DT will each acquire up to 10% of Sprint's common stock. This partnership is subject to various United States regulatory approvals and may be subject to foreign regulatory approvals.

     It is expected that AT&T's World Partners and the Sprint, FT and DT partnership, if it obtains the necessary regulatory approvals, will be significant competitors of Concert.

     Local Services
     --------------

     The partial unbundling of local special and switched access services through the FCC's actions has created an opportunity for MCI, through MCImetro, and the CAPs to compete with the LECs in providing these services. See "LOCAL ACCESS" above. In addition, as the state regulatory authorities open up additional local services to competition, MCImetro will also compete with the LECs in the offering of these services. MCI expects that the LECs, which have substantial capital and other resources, long standing customer relationships, extensive existing facilities and network rights-of-way, will compete vigorously with MCImetro in the local services market. A number of other regulatory issues, such as local number portability, mutual compensation arrangements and universal service reform, will have profound impacts on the development of competition in the local services market. While the FCC has announced its intention to address some of these issues, the timing and possible outcome of its decisions are unknown.

     Further, the state regulatory agencies regulating the LECs may provide them with a greater degree of flexibility in pricing their services than is currently permitted. This greater flexibility may allow the LECs to determine their rates within a certain range and to enter into individual contracts with customers. The company believes this flexibility and the LECs control of those portions of the local exchange network that cannot be reproduced efficiently by competitors present opportunities for the LECs to subsidize the cost of services which compete with MCImetro's proposed services in an effort to stifle competition.

     MCImetro will also compete in the local services market with a number of CAPs, a few of which have existing local networks and significant financial resources.


REGULATION
----------

     The FCC has extensive authority to regulate interstate services and local access facilities and services provided by the common carriers, including the power to review the interstate rates charged by carriers and to establish policies that promote competition for interstate telecommunications services. For example, the FCC requires that all common carriers subject to its jurisdiction file tariffs for service offerings. MCI's long-distance offerings are considered "non-dominant" by the FCC and, in general, are subject to less regulatory requirements than AT&T's. The FCC has also announced that CAPs, such as MCImetro, shall file tariffs as non-dominant carriers, which filing requirements are less restrictive than those imposed on the LECs.

     Several actions by the FCC will affect MCI's cost of purchasing interstate access from the LECs, although the impact is not quantifiable. For example, in 1992, the FCC required the LECs to offer dedicated, flat-rated (non-usage sensitive) transport. This rate structure is similar to that offered by CAPs and may encourage the development of competitive pricing. The FCC has given the LECs limited pricing flexibility in offering transport, including the ability to offer volume term pricing discounts once a threshold level of CAPs' circuits are interconnected to a LEC network. In addition, LECs are also required to offer transport priced on a per minute of use basis, an alternative that is likely to be used by smaller and mid-sized long-distance companies with lower traffic volumes. This per minute alternative was intended by the FCC to mitigate potential adverse effects on long-distance competition of volume based transport charges. During 1995, the FCC is expected to consider further revisions to its transport rules, which may require the LECs to revise their transport tariffs.

     The FCC also has permitted to take effect, subject to further investigation, LEC expanded interconnection tariffs that establish the rates, terms and conditions by which CAPs interconnect to LEC networks for the delivery of interstate access services. The FCC has mandated that the LECs provide interconnection at a point just outside their switching facilities ("virtual" collocation), although LECs may at their option allow interconnection inside their switching facilities ("physical" collocation). The FCC's decisions are expected to permit MCImetro and CAPs to begin to offer interstate switched and special access services.

     To the extent MCI and MCImetro provide intrastate local and long-distance services, they are subject to state regulatory commissions which have extensive authority to regulate the provision of such services. MCImetro will not be able to offer a full range of services in competition with the LECs unless state regulatory rules change significantly. MCI will vigorously pursue legislative and regulatory changes that open remaining local services markets to competition. The development of effective competition for local services also depends on state regulators' responses to issues of local number portability, mutual compensation arrangements, universal service reform and other issues.

    Rates of international communications carriers for traffic from the United States to foreign countries are subject to regulation by the FCC. Revenues derived from international services (with the exception of leased channel services) are generally collected by the originating carrier and divided with the terminating carriers by means of agreements that are subject to the approval of the FCC and the appropriate overseas agency. International communications facilities in the United States are also subject to the jurisdiction of the FCC, and the provision of services to a foreign country is subject to the approval of the FCC and the appropriate foreign governmental agencies.


Item 2.  Properties.
-------------------

     MCI leases, under long-term leases, portions of railroad, utility and other rights-of-way for its fiber-optic transmission system. MCI also has numerous tower sites, generally in rural areas, to serve as repeater stations in its domestic microwave transmission system. Most of these sites are leased, although MCI does own many of those which are at an intersection of two or more routes of MCI's transmission system. Generally, MCI owns the buildings that serve as switch facilities for the transmission system. In metropolitan areas, MCI leases facilities to serve as operations facilities for its intercity and overseas transmissions systems.

     MCI also leases, under long-term leases, office space to serve as sales office and/or administrative facilities. Some of these facilities are located jointly with operations facilities. In addition, MCI owns its headquarters building in Washington, D.C. and two buildings in a suburb of Washington, D.C., as well as administrative facilities in Cary, North Carolina; Cedar Rapids, Iowa; Colorado Springs, Colorado; Piscataway, New Jersey; and Richardson, Texas.


Item 3.  Legal Proceedings.
---------------------------

     Information regarding contingencies and legal proceedings is included in Note 11 of the Notes to Consolidated Financial Statements on page 23 of the company's Annual Report to Stockholders for the year ended December 31, 1994, which has been filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference pursuant to General Instruction G(2).




Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.




            ITEM 10. EXECUTIVE OFFICERS BEGINS ON NEXT PAGE.

Item 10.  Executive Officers of the Registrant.*
-----------------------------------------------

     The executive officers of MCI, including its subsidiaries, are elected annually and serve at the pleasure of the respective board of directors. They are:


       Name                  Age*           Position**

Bert C. Roberts, Jr.   52    Chairman of the Board, Chief
                             Executive Officer, Director

Gerald H. Taylor       53    President and Chief Operating
                             Officer, Director

Timothy F. Price       41    Executive Vice President and Group
                             President, MCI Telecommunications
                             Corporation

Seth D. Blumenfeld     54    President, MCI International, Inc.

Angela O. Dunlap       38    Executive Vice President, MCI
                             Telecommunications Corporation

John W. Gerdelman      42    Executive Vice President, MCI
                             Telecommunications Corporation

Douglas L. Maine       46    Executive Vice President and Chief
                             Financial Officer

Scott B. Ross          43    Executive Vice President, MCI
                             Telecommunications Corporation

Michael J. Rowny       44    Executive Vice President, MCI
                             Telecommunications Corporation

Fred M. Briggs         46    Senior Vice President, MCI
                             Telecommunications Corporation

Laurence E. Harris     58    Senior Vice President, MCI
                             Telecommunications Corporation

John R. Worthington    64    Senior Vice President, General
                             Counsel, Director

Bradley E. Sparks      48    Vice President and Controller

--------------------
 *As of March 1, 1995.
**Unless otherwise indicated, the position is with MCI
Communications Corporation.

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

     Mr. Taylor has been President and Chief Operating Officer since July 1994. He has been President and Chief Operating Officer of MCI Telecommunications Corporation since April 1994. He was an
Executive Vice President and Group Executive of MCI Telecommunications Corporation from September 1993 to April 1994.
He was an Executive Vice President of MCI Telecommunications Corporation, serving as President, Consumer Markets, from November 1990 to September 1993. For more than five years prior thereto, Mr. Taylor was a Senior Vice President of MCI Telecommunications Corporation, serving at separate times, as President of the Mid-Atlantic Division and the West Division. Mr. Taylor has been a director since September 1994.

     Mr. Price has been an Executive Vice President and Group President of MCI Telecommunications Corporation, serving as Group President, Communication Services, since December 1994. He was an Executive Vice President of MCI Telecommunications Corporation, serving as President, Business Markets, from June 1993 to December 1994. He was a Senior Vice President of MCI Telecommunications Corporation from November 1990 to June 1993, serving as President, Business Services, from July 1992 to June 1993 and as Senior Vice President, Consumer Markets, from November 1990 to July 1992. For more than five years prior thereto, Mr. Price was a Vice President of MCI Telecommunications Corporation.

     Mr. Blumenfeld has been President of MCI International, Inc., a subsidiary of MCI that provides and markets telecommunications services internationally, since September 1984.

     Ms. Dunlap has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, Consumer Markets, since October 1993. She was a Senior Vice President of MCI Telecommunications Corporation serving as Senior Vice President, Consumer Markets, from April 1993 to October 1993 and Vice President of MCI Telecommunications Corporation from November 1990 to April 1993. For more than five years prior thereto, Ms. Dunlap was employed by MCI Telecommunications Corporation in various managerial positions.

     Mr. Gerdelman has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, networkMCI Services, since October 1994. He was a Senior Vice President of MCI Telecommunications Corporation from August 1992 to October 1994. From July 1991 to August 1992 he was President and Chief

Executive Officer of MCI Services Marketing, Inc., a company that provided telemarketing services to, and in which a 51% equity interest was held by, MCI Telecommunications Corporation. For more than two years prior thereto, he was Executive Vice President and Chief Operating Officer of Pioneer Teletechnologies, Inc., a company that provided telemarketing services to, and in which a 25% equity interest was owned by, MCI Telecommunications Corporation. Mr. Gerdelman is also a director of General Communication, Inc., a telecommunications provider in Alaska, of which MCI Telecommunications Corporation owns approximately 33% of its outstanding shares of Class A Common Stock and approximately 31% of its outstanding shares of Class B Common Stock.

     Mr. Maine has been an Executive Vice President since April 1994. He was a Senior Vice President from September 1988 to April 1994.
Mr. Maine has been Chief Financial Officer of MCI since February 1992, was Senior Vice President of Finance from April 1989 to November 1990 and was Controller of MCI from June 1987 to April
1989. From November 1990 to February 1992, he was a Senior Vice President of MCI Telecommunications Corporation, serving as
President of the Southern Division.

     Mr. Ross has been an Executive Vice President of MCI Telecommunications Corporation, serving as President, Business Markets, since December 1994. He was a Senior Vice President of MCI Telecommunications Corporation from September 1993 to December 1994 and a Vice President of MCI Telecommunications Corporation for more than five years prior thereto.

     Mr. Rowny has been an Executive Vice President of MCI Telecommunications Corporation, serving as Executive Vice President, Alliances and Ventures, since June 1994. Prior thereto, he was President of MJR Enterprises, a consulting company, from April 1994 to June 1994; Executive Vice President and Chief Financial Officer and a director of ICF Kaiser International, Inc., an environmental and engineering services company, from April 1992 to April 1994; and Chairman and Chief Executive Officer of Ransohoff Company, a manufacturer of environmental and industrial equipment, from November 1989 to April 1992.

     Mr. Briggs has been a Senior Vice President of MCI
Telecommunications Corporation since July 1989. Mr. Briggs has served as Chief Engineering Officer since October 1994 and, for more than five years prior thereto, he served as Senior Vice
President, Network Services.

     Mr. Harris has been a Senior Vice President of MCI Telecommunications Corporation since January 1995. He was General Manager of MCI's Wireless Communications Services group from December 1993 through December 1994. For more than five years prior thereto, he served, simultaneously, as Chairman, President and Chief Executive Officer of Crico Communications Corporation and President and Chief Executive Officer of International Telecom Systems, each of which provide paging services.

     Mr. Worthington has been General Counsel of MCI since 1971, a Senior Vice President of MCI since September 1979, and a director of MCI since 1968.

     Mr. Sparks has been a Vice President and Controller of MCI since September 1993 and was a Vice President and Treasurer of MCI from September 1988 to September 1993.



                           PART II

Item 5.  Market for Registrant's Common Equity and Related
-----------------------------------------------------------------
Stockholder Matters.
-------------------

     MCI Common Stock is traded on the NASDAQ National Market. The tables below set forth the high and low sales prices of the Common Stock as reported for the periods indicated. (Prices in the 1993 table below have been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend issued on July 9, 1993.)

     1994

                         HIGH        LOW
                       --------   ---------

          1st Quarter   $29        $22 5/8
          2nd Quarter    24 15/16   21 3/8
          3rd Quarter    25 7/8     21 1/2
          4th Quarter    25 1/2     17 1/4


                             1993

                         HIGH        LOW
                       --------   ---------

          1st Quarter  $23        $18 13/16
          2nd Quarter   28 15/16   21 7/16
          3rd Quarter   29 7/8     26 1/4
          4th Quarter   29 5/8     24 1/8

     MCI paid cash dividends of $.025 per share of Common Stock in July and December 1993 and 1994 (July 1993 is adjusted for the effect of the two-for-one stock split) and an equivalent cash dividend on the shares of Series D Preferred Stock and Class A Common Stock outstanding at the applicable record date.

     At February 17, 1995, there were 52,297 holders of record of MCI's Common Stock and 1 holder of record of MCI's Class A Common
Stock.

Items 6 through 8.
-----------------

     The information required by these items is included in pages 4 through 25 of the company's Annual Report to Stockholders for the year ended December 31, 1994. The referenced pages of the company's Annual Report to Stockholders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference pursuant to General Instruction G(2).


Item 9.  Change in and Disagreements with Accountants on
--------------------------------------------------------
 Accounting and Financial Disclosure.
------------------------------------

       None.


                                PART III

Item 10.  Directors and Executive Officers.
------------------------------------------

     Information with respect to executive officers of MCI is set forth in Part I of this Annual Report on Form 10-K.

     Information with respect to directors of MCI is incorporated herein by reference to the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange
Act" in MCI's Proxy Statement for its 1995 Annual Meeting of
Stockholders (the "1995 Proxy Statement").

Item 11.  Executive Compensation.
--------------------------------

     Information with respect to executive compensation is incorporated herein by reference to information under the captions "Board of Directors' Committees, Meetings and Fees", "Remuneration of Executive Officers", "Pension Plans" and "Compensation Committee Interlocks and Insider Participation" in the 1995 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
----------

     Information with respect to security ownership is incorporated herein by reference to the information under the captions "Election of Directors" and "Security Ownership of Management and Certain
Beneficial Owners" in the 1995 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the 1995 Proxy Statement.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
-----------------------------------------------------------------
Form 8-K.
--------

(a)    Documents filed as a part of this report.

       (1)  Financial Statements:

           Report of Management

           Report of Independent Accountants

           Income Statements for the years
             ended December 31, 1994, 1993
             and 1992

           Balance Sheets at December 31, 1994
             and 1993

           Statements of Cash Flows for the
             years ended December 31, 1994,
             1993 and 1992

           Statements of Stockholders' Equity
             for the years ended December 31,
             1994, 1993 and 1992

           Notes to Consolidated Financial Statements

     The Financial Statements and Notes thereto are incorporated herein by reference to the appropriate portions of the company's
Annual Report to Stockholders for the year ended December 31, 1994.
(See Part II.)

       (2)  Financial Statement Schedules:

     The following additional financial data should be read in conjunction with the Financial Statements and Notes thereto which are included in Exhibit 13 to this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not required or applicable or the required information is shown in the Financial Statements or Notes thereto.

          Report of Independent Accountants on
            Financial Statement Schedules

            Communications System (Schedule V)

            Accumulated Depreciation of Communications
              System (Schedule VI)

          Valuation and Qualifying Accounts (Schedule
            VIII)


     The Financial Statement Schedules are submitted as Exhibits
99(a)-(c) to this Annual Report on Form 10-K.

       (3)  Exhibits.

    Executive compensation plans and arrangements required to be filed, and which have been filed, with the Commission pursuant to
Item 14(c) of this Annual Report on Form 10-K are listed in this Annual Report on Form 10-K as Exhibits 10(a)-(i).

Exhibit No.                          Description
-----------                          -----------

     3 (a)    Restated Certificate of Incorporation of MCI
              Communications Corporation filed on March 28, 1995.

       (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Form S-3, Reg. No. 33-57155.)

     4 (a) Indenture, dated as of October 15, 1989, between registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4(c) to registrant's
              Registration Statement on Form S-3, Reg. No.
              33-31600.)

       (b) Indenture dated as of October 15, 1989 between registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4(d) to registrant's
              Registration Statement on Form S-3, Reg. No.
              33-31600.)

       (c) Indenture dated as of October 15, 1989 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's
              Registration Statement on Form S-3, Reg. No. 33-
              31600.)

       (d) Indenture dated as of February 17, 1995 between registrant and Citibank, N.A.

       (e)    Form of Senior Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(f) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-57155.)

       (f)    Form of Senior Floating Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-57155.)

       (g)    Form of Subordinated Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (h) Form of Subordinated Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (i)    Form of 7-5/8% Senior Note due November 7, 1996.
              (Incorporated by reference to Exhibit 1(c) to registrant's Current Report on Form 8-K dated
              November 6, 1991.)

       (j)    Form of 7-1/2% Senior Note due August 20, 2004.
              (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

       (k)    Form of 7-1/8% Senior Note due January 20, 2000.
              (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (l)    Form of 8-1/4% Senior Debenture due January 20,
              2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (m)    Form of 7-3/4% Senior Debenture due March 15, 2024.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated March
              12, 1993.)

       (n)    Form of 6-1/4% Senior Note due March 23, 1999.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (o)    Form of 7-3/4% Senior Debenture due March 23, 2025.
              (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (p)    Form of Senior Floating Rate Note due March 16,
              1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (q) Rights Agreement dated as of September 30, 1994 between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K dated October 4, 1994.)

    10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit
              10(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

       (b) Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended. (Incorporated by reference to Exhibit 10(b) to registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

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

       (e)    MCI Communications Corporation Executive Incentive
              Compensation Plan.

       (f)    Form of Director Indemnification
              Agreement.(Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1987 Annual
              Meeting of Stockholders.)

       (g)    1988 Directors' Stock Option Plan of registrant.
              (Incorporated by reference to Exhibit D to registrant's Proxy Statement for its 1989 Annual
              Meeting of Stockholders.)

       (h) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
              Statement for its 1989 Annual Meeting of
              Stockholders.)

       (i)    Board of Directors Deferred Compensation Plan of
              Registrant.

       (j) $2,000,000,000 Revolving Credit Agreement dated as of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10 (a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

       (k) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated February 4, 1994.)

       (l) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and
              British Telecommunications plc and MCI Ventures
              Corporation and Moorgate (Twelve) Limited and
              Concert Communications Company.

    11        Computation of Earnings per Common Share.

    12        Computation of Ratio of Earnings to Fixed Charges.

    13 Specified portions (pages 4 through 25) of the registrant's Annual Report to Stockholders for the year ended December 31, 1994.

    21        Significant Subsidiaries of MCI Communications
              Corporation.

    23        Consent of Independent Accountants.

    27        Financial Data Schedule.

    99 (a)    Communications System (Schedule V).

       (b)    Accumulated Depreciation of Communications System
              (Schedule VI).

       (c)    Valuation and Qualifying Accounts (Schedule VIII).

       (d)    Capitalization Schedule.

(b)    Reports on Form 8-K.

              The registrant filed a Current Report on Form 8-K dated October 4, 1994 to report in Item 5 the adoption of a stockholder rights plan by the registrant and to file as an Exhibit under Item 7 such rights plan.

(c)    Exhibits.

    See Item 14(a)(3) of this Annual Report on Form 10-K.

(d)    Financial Statement Schedules.

    See Items 14(a)(2) and 14(a)(3) of this Annual Report on Form
    10-K.

             Report of Independent Accountants on
               Financial Statement Schedules

To the Board of Directors
MCI Communications Corporation

    Our audits of the consolidated financial statements referred to in our report dated January 25, 1995 appearing on page 25 of MCI Communications Corporation's Annual Report to Stockholders for the year ended December 31, 1994 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICE WATERHOUSE LLP
------------------------------
PRICE WATERHOUSE LLP


Washington, D.C.
January 25, 1995

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MCI COMMUNICATIONS CORPORATION

                                      Bert C. Roberts, Jr.
Dated:  March 31, 1995       By: --------------------------
                                      Bert C. Roberts, Jr.
                                      Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1995 on behalf of the registrant and in the capacities indicated.

Signature                            Title


Bert C. Roberts, Jr.
-----------------------------        Principal Executive Officer,
Bert C. Roberts, Jr.                 Director


Douglas L. Maine
-----------------------------        Principal Financial Officer
Douglas L. Maine


Bradley E. Sparks
-----------------------------        Principal Accounting Officer
Bradley E. Sparks


Clifford L. Alexander, Jr.
-----------------------------        Director
Clifford L. Alexander, Jr.


Judith Areen
------------------------------       Director
Judith Areen


Michael H. Bader
-----------------------------        Director
Michael H. Bader

Michael Hepher
-----------------------------        Director
Michael Hepher


Richard M. Jones
-----------------------------        Director
Richard M. Jones


Gordon S. Macklin
-----------------------------        Director
Gordon S. Macklin


Alfred Mockett
-----------------------------        Director
Alfred Mockett


Richard B. Sayford
-----------------------------        Director
Richard B. Sayford


Gerald H. Taylor
----------------------------         Director
Gerald H. Taylor


Judith Whittaker
-----------------------------        Director
Judith Whittaker


John R. Worthington
-----------------------------        Director
John R. Worthington

                               Exhibit Index
                              ---------------

Exhibit No.                          Description
-----------                          -----------

     3 (a)    Restated Certificate of Incorporation of MCI
              Communications Corporation filed on March 28, 1995.

       (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Form S-3, Reg. No. 33-57155.)

     4 (a) Indenture, dated as of October 15, 1989, between registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4(c) to registrant's
              Registration Statement on Form S-3, Reg. No.
              33-31600.)

       (b) Indenture dated as of October 15, 1989 between registrant and Bankers Trust Company. (Incorporated by reference to Exhibit 4(d) to registrant's
              Registration Statement on Form S-3, Reg. No. 33-
              31600.)

       (c) Indenture dated as of October 15, 1989 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's
              Registration Statement on Form S-3, Reg. No. 33-
              31600.)

       (d)    Indenture dated as of February 17, 1995 between
              Registrant and Citibank, N.A.

       (e)    Form of Senior Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(f) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-57155.)

       (f)    Form of Senior Floating Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-57155.)

       (g)    Form of Subordinated Fixed Rate Medium-Term Note.
              (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (h) Form of Subordinated Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3,
              Reg. No. 33-31600.)

       (i)    Form of 7-5/8% Senior Note due November 7, 1996.
              (Incorporated by reference to Exhibit 1(c) to registrant's Current Report on Form 8-K dated
              November 6, 1991.)

       (j)    Form of 7-1/2% Senior Note due August 20, 2004.
              (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

       (k)    Form of 7-1/8% Senior Note due January 20, 2000.
              (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (l)    Form of 8-1/4% Senior Debenture due January 20,
              2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K dated
              January 19, 1993.)

       (m)    Form of 7-3/4% Senior Debenture due March 15, 2024.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated March
              12, 1993.)

       (n)    Form of 6-1/4% Senior Note due March 23, 1999.
              (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (o)    Form of 7-3/4% Senior Debenture due March 23, 2025.
              (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (p)    Form of Senior Floating Rate Note due March 16,
              1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K dated March
              15, 1994.)

       (q) Rights Agreement dated as of September 30, 1994 between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K dated October 4, 1994.)

    10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit
              10(a) to registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

       (b) Supplemental Retirement Plan for Employees of MCI Communications Corporation and subsidiaries, as amended. (Incorporated by reference to Exhibit 10(b) to registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

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

       (e)    MCI Communications Corporation Executive Incentive
              Compensation Plan.

       (f)    Form of Director Indemnification Agreement.
              (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1987 Annual
              Meeting of Stockholders.)

       (g)    1988 Directors' Stock Option Plan of registrant.
              (Incorporated by reference to Exhibit D to registrant's Proxy Statement for its 1989 Annual
              Meeting of Stockholders.)

       (h) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
              Statement for its 1989 Annual Meeting of
              Stockholders.)

       (i)    Board of Directors Deferred Compensation Plan of
              Registrant.

       (j) $2,000,000 Revolving Credit Agreement dated as of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10(a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

       (k) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated February 4, 1994.)

       (l) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and
              British Telecommunications plc and MCI Ventures
              Corporation and Moorgate (Twelve) Limited and
              Concert Communications Company.

    11        Computation of Earnings per Common Share.

    12        Computation of Ratio of Earnings to Fixed Charges.

    13 Specified portions (pages 4 through 25) of the registrant's Annual Report to Stockholders for the year ended December 31, 1994.

    21        Significant Subsidiaries of MCI Communications
              Corporation.

    23        Consent of Independent Accountants.

    27        Financial Data Schedule.

    99 (a)    Communications System (Schedule V).

       (b)    Accumulated Depreciation of Communications System
              (Schedule VI).

       (c)    Valuation and Qualifying Accounts (Schedule VIII).

       (d)    Capitalization Schedule.