Form 10-Q
period 1995-03-31
MCI COMMUNICATIONS CORP
filed 1995-05-15
CIK 64079

PAGE 1

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995

                                    or

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

                              Yes X        No

As of March 31, 1995, the registrant had outstanding 135,998,932 shares of Class A common stock and 543,724,065 shares of common stock.

             MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                FORM 10-Q

                  For The Quarter Ended March 31, 1995





                                     INDEX


                                                             Page No.
                                                             --------

PART I:  FINANCIAL INFORMATION

      ITEM 1:  FINANCIAL STATEMENTS

         Income Statements for the three months ended
         March 31, 1995 and 1994                                  3

         Balance Sheets as of March 31, 1995 and
         December 31, 1994                                      4-5

         Statements of Cash Flows for the three months ended
         March 31, 1995 and 1994                                  6

         Statement of Stockholders' Equity for the three months
         ended March 31, 1995                                     7

         Notes to Interim Condensed Consolidated Financial
         Statements                                             8-9

       ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS 10-17


PART II:  OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                    18


SIGNATURE                                                        19

                                 PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    MCI COMMUNICATIONS AND SUBSIDIARIES
                             INCOME STATEMENTS
                  (In millions, except per share amounts)
                                (unaudited)
                                                  Three months
                                                      ended
                                                    March 31,
                                              ------------------
                                                1995        1994
                                              ------      ------
REVENUE                                       $3,561      $3,221
                                              ------      ------
OPERATING EXPENSES
  Telecommunications                           1,819       1,672
  Sales, operations and general                  993         906
  Depreciation                                   319         264
                                              ------      ------
TOTAL OPERATING EXPENSES                       3,131       2,842
                                              ------      ------
INCOME FROM OPERATIONS                           430         379

Interest expense                                 (38)        (31)
Interest income                                   46           1
Other expense, net                               (12)         (9)
                                              ------      ------
INCOME BEFORE INCOME TAXES AND
  RESULTS OF AFFILIATED COMPANIES                426         340

Income tax provision                             153         131
                                              ------      ------

INCOME BEFORE RESULTS
  OF AFFILIATED COMPANIES                        273         209

Equity in income (losses) of
  affiliated companies                           (29)          -
                                              ------      ------
NET INCOME                                    $  244      $  209
                                              ======      ======
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARES                           $  .36      $  .36

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                        685         580



See accompanying Notes to Interim Condensed Consolidated Financial Statements

             MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             BALANCE SHEETS
                               (unaudited)

                                                     March 31, December 31,
                                                         1995         1994
                                                     --------     --------
                                                            (In millions)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $   939      $ 1,429
  Marketable securities                                   604          839
  Receivables, net of allowance for
    uncollectibles of $217 and $226 million             2,442        2,266
  Other assets                                            450          354
                                                      -------      -------
   TOTAL CURRENT ASSETS                                 4,435        4,888
                                                      -------      -------

COMMUNICATIONS SYSTEM, net                              9,543        9,059

OTHER ASSETS
  Noncurrent marketable securities                      1,273          824
  Goodwill, net                                         1,102        1,103
  Investment in affiliates                                201          199
  Other assets and deferred charges, net                  285          293
                                                      -------      -------
   TOTAL OTHER ASSETS                                   2,861        2,419
                                                      -------      -------
   TOTAL ASSETS                                       $16,839      $16,366
                                                      =======      =======











See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  BALANCE SHEETS
                                   (unaudited)

                                                     March 31, December 31,
                                                         1995         1994
                                                     --------     --------
                                                            (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued telecommunications expense                  $ 1,555      $ 1,505
  Accounts payable                                        772          609
  Other accrued liabilities                               900          893
  Long-term debt due within one year                      136          130
                                                      -------      -------
   TOTAL CURRENT LIABILITIES                            3,363        3,137
                                                      -------      -------
NONCURRENT LIABILITIES
  Long-term debt                                        2,936        2,997
  Deferred taxes and other                              1,301        1,228
                                                      -------      -------
   TOTAL NONCURRENT LIABILITIES                         4,237        4,225
                                                      -------      -------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                     14           14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    592 million shares                                     60           60
  Additional paid in capital                            6,270        6,227
  Retained earnings                                     3,792        3,548
  Treasury stock at cost, 48 million shares              (897)        (845)
                                                      -------      -------
   TOTAL STOCKHOLDERS' EQUITY                           9,239        9,004
                                                      -------      -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $16,839      $16,366
                                                      =======      =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Three months ended
                                                            March 31,
                                                      ------------------
                                                       1995        1994
                                                       ----        ----
                                                         (In millions)
OPERATING ACTIVITIES
  Receipts from customers                            $3,385      $3,111
  Payments to suppliers and employees                (2,729)     (2,503)
  Taxes paid                                           (101)        (78)
  Interest paid                                         (61)        (32)
  Interest received                                      41           1
                                                     ------      ------
       CASH FROM OPERATING ACTIVITIES                   535         499
                                                     ------      ------
INVESTING ACTIVITIES
  Cash outflow for communications system               (713)       (746)
  Purchases, maturities and sales of
    marketable securities, net                         (202)          -
  Investment in affiliates                              (27)       (117)
  Other, net                                             (7)         (2)
                                                     ------      ------
       CASH USED FOR INVESTING ACTIVITIES              (949)       (865)
                                                     ------      ------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES       (414)       (366)
                                                     ------      ------
FINANCING ACTIVITIES
  Issuance of Senior Notes and other debt                 -         938
  Retirement of Senior Notes and other debt             (60)       (133)
  Commercial paper and bank credit facility
    activity, net                                         -        (234)
  Purchase of treasury stock                            (70)       (100)
  Issuance of common stock for employee plans            54          74
                                                     ------      ------
       CASH (USED FOR) FROM FINANCING ACTIVITIES        (76)        545
                                                     ------      ------
Net (decrease) increase
  in cash and cash equivalents                         (490)        179

Cash and cash equivalents - beginning balance         1,429         165
                                                     ------      ------
Cash and cash equivalents - ending balance           $  939      $  344
                                                     ======      ======
Reconciliation of net income to cash from
  operating activities:
Net income                                           $  244      $  209
Adjustments to earnings:
  Depreciation and amortization                         324         274
  Deferred income tax provision                          83          70
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                          (177)       (190)
  Payables                                               94          25
  Other operating activity accounts                     (33)        111
                                                     ------      ------
Cash from operating activities                       $  535      $  499
                                                     ======      ======

See accompanying Notes to Interim Condensed Consolidated Financial Statements

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)





                                                             Treas. Total
                           Class A          Addit'l          Stock, Stock-
                           Common    Common Paid in Retained at     holders'
                           Stock     Stock  Capital Earnings Cost   Equity
                           ------    -----  ------- -------- ------ -------
                                  (In Millions)
Balance at
  December 31, 1994           $14    $60     $6,227   $3,548  $(845) $9,004

Common stock issued
  for employee stock
  and benefit plans
  (4 million shares)            -      -         37        -     31      68

Unrealized gain on
  marketable securities         -      -          6        -      -       6

Net income                      -      -          -      244      -     244

Treasury stock
  purchased
  (4 million shares)            -      -          -        -    (83)    (83)
                              ---    ---     ------    -----  -----   -----
Balance at
  March 31, 1995              $14    $60     $6,270   $3,792  $(897) $9,239
                              ===    ===     ======   ======  =====  ======














See accompanying Notes to Interim Condensed Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports on Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2:  MARKETABLE SECURITIES

As of March 31, 1995, all of the company's marketable securities were classified as available-for-sale and accordingly were stated at fair value. Marketable securities are classified as cash and cash equivalents and current and noncurrent marketable securities consisting of certificates of deposits, U.S. Government agency securities, corporate debt securities, U.S. Treasury securities and asset-backed securities.


NOTE 3:  COMMUNICATIONS SYSTEM
                                                March 31,   December 31,
                                                    1995           1994
                                                --------    -----------
                                                       (in millions)
Communications system in service                 $10,245        $ 9,766
Furniture and fixtures                             1,882          1,796
Other property and equipment                         666            656
                                                 -------        -------
  Total                                           12,793         12,218
Accumulated depreciation                          (4,556)        (4,349)
Construction in progress                           1,306          1,190
                                                 -------        -------
  Total communications system, net               $ 9,543        $ 9,059
                                                 =======        =======

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 4: CONTINGENCIES

The company, in the normal course of business, is a party to a number of lawsuits and regulatory and other proceedings. The company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the consolidated financial position or results of operations of the company.

In December 1992, the company petitioned the United States District Court for the District of Columbia for a declaratory ruling that certain patents being asserted by AT&T Corp. (AT&T) were invalid and that AT&T should be otherwise barred from enforcing them against the company. AT&T counterclaimed that the company was violating certain additional patents. In May 1993, AT&T and Unitel Communications Inc., a Canadian corporation in which AT&T has an equity interest, filed a companion suit in Canada, alleging that the company and the Stentor Group of Canadian telephone companies (with which the company has an alliance) are infringing in Canada four of the patents at issue in the U.S. litigation. Although these actions are still in their early stages, the company does not expect that either will have a material adverse effect on the consolidated financial position or results of operations of the company.


NOTE 5:  SUBSEQUENT EVENT

On May 10, 1995, the company entered into a letter of intent with The News Corporation Limited (News Corp) whereby the company will acquire for $1 billion preferred shares of a U.S. subsidiary of News Corp and a warrant to acquire ordinary shares of News Corp. The exercise price under the warrant shall be payable, at the company's option, in cash or through the surrender of preferred shares. In addition, the company will have an option for five years to invest an additional $1 billion under the same terms as its initial investment. In certain events, News Corp shall have the right to cause the company to make the additional $1 billion investment or a portion thereof. If the warrants relating to the $2 billion investment were exercised today, the company would hold a 16.2% voting interest in News Corp (13.5% on a fully diluted basis).

                                    PAGE 10
PART I.
ITEM 2.
                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

OVERVIEW
- --------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

The company operates in a single industry segment, the long distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry. Management is also embarking on a strategy that is designed to expand the company's business into other aligned markets and industries (see STRATEGIC INITIATIVES).


FINANCIAL SUMMARY
- -----------------

The company had a positive variance between revenue and traffic growth of 1.4% in the first quarter of 1995 which was primarily a result of revenue growth in international and data revenue, offset partially by product promotions and discounts.
                                   Period ended
                                     March 31,
                                   1995 vs 1994
                                   ------------
Increase in revenue                     10.6%
Increase in traffic                      9.2%
                                       -----
Revenue to traffic variance              1.4%
                                       -----

Income from operations increased more than 13% and operating margin increased to 12.1% from 11.8% in the first quarter of 1994. These increases were largely due to the cost savings realized in telecommunications expense. Net income was $244 million or $.36 per share for the first quarter of 1995 and $209 million or $.36 per share for the year-ago quarter. Weighted average shares increased 18% in the first quarter of 1995 versus the first quarter of 1994 due to the issuance of an additional 108.5 million shares of the total 136 million shares of Class A common stock issued to British Telecommunications plc (BT) in September 1994.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


RESULTS OF OPERATIONS
- ---------------------               Three months ended
(In millions, except % change)           March 31,
                                      1995        1994    $ Change   % Change
                                     ------      ------   --------   --------
Revenue                              $3,561      $3,221       $340      10.6%
                                     ------      ------       ----      -----
Operating expenses
  Telecommunications                  1,819       1,672        147       8.8%
  Sales, operations and general         993         906         87       9.6%
  Depreciation                          319         264         55      20.8%
                                     ------      ------       ----      -----
    Total operating expenses          3,131       2,842        289      10.2%
                                     ------      ------       ----      -----

Income from operations               $  430      $  379       $ 51      13.5%
                                     ======      ======       ====      =====


Revenue
- -------
Business Markets

Revenue and traffic volume grew year-over-year in the business market for the three months ended March 31, 1995. The primary components of this revenue and traffic growth were international traffic, which grew more than 40%, and the company's 800, MCI Vision**, MCI Preferred** and Vnet** products. In addition, revenue from the company's various data products grew nearly 30% in the first quarter of 1995 versus the first quarter of 1994, primarily due to the increasing demand for high-speed data transmission products.


Consumer Markets

In the consumer market, year-over-year revenue growth for the first quarter of 1995 resulted from the continued success of the company's collect-calling product, 1-800-COLLECT, and increased international traffic. In January 1995, the company announced NEW Friends & Family**, which was designed to re-establish the company's savings position and benefit a wider range of consumers.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Telecommunications Expense
- --------------------------

Telecommunications expense as a percentage of revenue decreased to 51.1% for the three months ended March 31, 1995, from 51.9% for the corresponding period in 1994. This decrease was due to continued network optimization and to reductions in domestic access rates and international settlement rates.

On March 30, 1995, the Federal Communications Commission (FCC) ruled to make modifications to local exchange carrier (LEC) price caps which would lower access fees charged to long distance carriers. Although the company expects that the FCC's ruling will ultimately decrease domestic access rates in the second half of 1995, it is currently too soon to determine the ultimate impact of the rate reductions on the company's results of operations. Any favorable impact may be somewhat offset by seasonality and product mix, especially the mix of international services.


Sales, Operations and General
- -----------------------------

Sales,  operations  and  general  expense  increased  $87  million for the first quarter of 1995 over the first quarter of 1994, primarily due to increased personnel costs. The increase in personnel costs was primarily associated with the introduction of new products and services which required increases in customer service and sales and sales support staff. Sales and marketing costs increased largely due to the introduction of NEW Friends & Family, as well as the impact of costs associated with the company's Proof Positive and 1-800-COLLECT programs. Sales, operations and general expense as a percentage of revenue decreased to 27.9% for the three months ended March 31, 1995 from 28.1% in the corresponding period in 1994.


Depreciation Expense
- --------------------

In the first quarter of 1995, depreciation expense increased 20.8% or $55 million over the year-ago quarter, primarily as a result of additions to the company's communications network.


Interest Expense
- ----------------

Interest expense for the three months ended March 31, 1995 increased from $31 million in the first quarter of 1994 to $38 million in the first quarter of 1995. The increase was due to the issuance of $950 million aggregate principal amount of Senior Notes and Debentures in March 1994 which was partially offset by savings from repayments of commercial paper.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Interest Income
- ---------------

Interest income increased significantly in the first quarter of 1995 versus the year-ago quarter due to the investment of the funds received from BT in September 1994. The amount of interest income to be recognized for the full year 1995 will depend upon the timing and investment of existing cash balances currently invested in short and medium-term marketable securities.


STRATEGIC INITIATIVES
- ---------------------

The company has made certain investments in activities which are in the early stages of development. These investments fall into two categories: subsidiaries and equity investees. Investments in subsidiaries, entities in which the company owns a majority interest, are consolidated in the financial statements and all significant intercompany transactions are eliminated. Equity investees are entities in which the company has less than a majority interest but can exercise significant influence. Investments in equity investees are presented on the balance sheet as investment in affiliates, and the company's related share of investee income (losses) is presented on the income statement as equity in income (losses) of affiliated companies.


MCImetro*
- ---------

MCImetro, Inc. (MCImetro), the company's wholly-owned local services subsidiary, will provide a full range of basic and enhanced local telecommunications services utilizing SONET fiber-optic networks and local switching equipment throughout the U.S. as regulatory authorities permit. MCImetro has filed applications in 11 states for the authority to offer local phone service, of which 6 states have granted such authority to date. MCImetro currently owns or operates conduit and fiber cable facilities in more than 200 U.S. cities.

MCImetro continued to expand its coverage area and service offerings during the first quarter of 1995. MCImetro's Local Choice Direct* service is currently available in Atlanta, Boston, Dallas, Los Angeles, New York and Washington, D.C. This family of access services provides businesses with high quality dedicated access connections to a long distance carrier or other service provider. In addition, through Local Choice Custom*, MCImetro provides complete network design and implementation for customized network solutions.

During the first quarter, MCImetro increased its fiber route miles to 2,107, and local city networks to 9 in 6 cities. By year end, MCImetro plans to have constructed more than 40 local city networks in 20 major metropolitan areas and to have installed 10 switches to expand its portfolio of local services as regulatory authorities permit.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Summary financial information for MCImetro as of and for the three months ended March 31, 1995 was as follows:

                                   March 31, 1995
                                   --------------
                                   (in millions)

Assets                                     $216
Revenue                                      17
Operating Loss                               (2)


The company remains MCImetro's largest customer.


Equity Investees
- ----------------

The company has made strategic investments in several ventures. In the first quarter of 1995, the company reported equity in losses in these ventures of $29 million, a majority of which resulted from its share of Concert Communications Company's (Concert) losses. Concert, a business venture formed in 1994 with BT in which the company owns a 24.9% interest, provides global telecommunications services for business customers. Concert's losses were higher than expected in the first quarter of 1995 due to one-time start-up charges. Concert is expected to continue to generate losses in 1995 due to its start-up nature. The company's share of these losses is anticipated to be between $10 million and $15 million per quarter. AVANTEL, S.A. (AVANTEL), a 45% owned business venture with Grupo Financiero Banamex-Accival (Banacci), was formed in 1994 to provide competitive domestic and international long distance telecommunications services in Mexico, subject to the grant of a concession from the government of Mexico and the satisfaction of various other conditions. In 1994, the company made an investment in In-Flight Phone Corporation (In-Flight) which provides airline passengers digital air-to-ground communications.

The company also has several other investments including a 23.5% interest in Belize Telecommunications, Ltd., a 25% interest in CLEAR Communications, Ltd., of New Zealand, a 30.9% interest in General Communication, Inc. and a 34.6% interest in Interactive Cable Systems, Inc.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

Working Capital
- ---------------

The company had positive working capital (current assets less current liabilities) of approximately $1.1 billion and $1.8 billion as of March 31, 1995 and December 31, 1994, respectively. The decrease was primarily attributable to the company's shifting of a portion of its investment portfolio from current to noncurrent marketable securities in order to obtain higher yields.


Communications System
- ---------------------

The company continued to invest in its communications system in order to increase network capacity and capability and to enhance network intelligence. Cash outflows for its communications system, including customer-specific equipment, were $713 million and $746 million in the three months ended March 31, 1995 and 1994, respectively. The company also proceeded with its plans to deploy advanced network technologies for improved reliability and delivery of advanced services. During the first quarter of 1995, the company completed its deployment of Synchronous Optical Network (SONET) rings around Houston, Los Angeles and San Diego. By year end 1995, additional SONET rings are expected to be operational around St. Louis, Atlanta, Boston, New York, Dallas, Detroit, Minneapolis and San Francisco. In addition, the company activated the nation's first commercial network combining SONET and Asynchronous Transfer Mode (ATM) technologies called vBNS, very high-speed backbone network service. SONET and ATM will allow the company to combine voice, data and video transmissions for unique high-speed applications over a single channel.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Funding of Alliances, Investments and Initiatives
- -------------------------------------------------

The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its planned investment in News Corp and its fixed charges, through its cash flows from operating activities, existing cash and cash equivalents and marketable securities, its bank credit facility and other external financing. Cash and cash equivalents and marketable securities totaled approximately $2.8 billion as of March 31, 1995. The company has available a $2 billion bank credit facility, expiring in July 1999, which supports the company's commercial paper program, and, in conjunction with this program, will be used to fund short-term fluctuations in working capital and other general corporate requirements. In addition, the company has a $1 billion shelf registration in effect which will enable the company to issue debt securities with a range of maturities at either fixed or variable rates. As of March 31, 1995, there were no amounts outstanding under the bank credit facility, commercial paper program or the shelf registration.


CASH FLOWS
- ----------                          Three months ended
(in millions)                            March 31,
                                      1995      1994         Change
                                     -----     -----        -------
Cash from operating
 activities                          $ 535     $ 499          $  36

Cash used for
 investing activities                 (949)     (865)           (84)

Cash (used for) from
 financing activities                  (76)      545           (621)
                                     -----     -----          -----
Net (decrease) increase in
 cash and cash equivalents           $(490)    $ 179          $(669)
                                     =====     =====          =====

EBITDA
- ------

Earnings before interest, taxes, depreciation and amortization (EBITDA), also known as operating cash flow, increased 16% to $749 million in the quarter ended March 31, 1995 from $643 million in the year-ago period. The increase was a function of the overall growth in the company's business. EBITDA, another measure of the company's ability to generate cash flows, should be considered in addition to but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principals.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


Cash from Operating Activities
- ------------------------------

Cash from operating activities increased as a result of an increase in cash received from customers due to the growth in the company's revenue, which was only partially offset by an increase in cash paid to suppliers and employees. Also contributing to the increase in cash was the interest received on the investment of funds from BT in September 1994.


Cash used for Investing Activities
- ----------------------------------

The increase in cash used for investing activities resulted from the net investment of $202 million in noncurrent marketable securities which was partially offset by the January 1994 purchase of substantially all of the operations of BT North America Inc. for $108 million.


Cash (used for) from Financing Activities
- -----------------------------------------

Cash (used for) from financing activities for the three months ended March 31, 1995 decreased significantly from the year-ago period, primarily due to the decrease in the amount of debt issued in the respective quarters. In March 1994, the company issued an aggregate principal amount of $950 million of Senior Notes and Debentures. A substantial portion of the net proceeds were used to repay commercial paper borrowings and the balance for general corporate purposes.

- -----------------------------------------------

* MCImetro, Local Choice Direct and Local Choice Custom are service marks of MCI Communications Corporation.

** Proof Positive,  1-800-COLLECT,  Vnet,  MCI Vision, MCI Preferred and  NEW
   Friends & Family are registered service marks of MCI Communications Corporation.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q



PART II. OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.   Description
- -----------   -----------

  11          Computation of Earnings per Common Share.

  12          Computation of Ratio of Earnings to Fixed Charges.

  27          Financial Data Schedule as of March 31, 1995.

  99(a)       Capitalization Schedule as of March 31, 1995.

b)Reports on Form 8-K

  The company filed a Current Report of Form 8-K on February 16, 1995, which is reported pursuant to Item 7.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q



                                   SIGNATURE
                                   ---------



        Pursuant to the requirements of the Securities Exchange

        Act of 1934, the registrant has duly caused this report

        to be signed on its behalf by the undersigned thereunto

        duly authorized.




                                MCI COMMUNICATIONS CORPORATION







        Date:  May 15, 1995           Signed:   /s/ Douglas L. Maine
                                             -----------------------
                                                    Douglas L. Maine

                                            Executive Vice President
                                         and Chief Financial Officer

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX







 Exhibit No.     Description
 -----------     -----------

    11           Computation of Earnings per Common Share.

    12           Computation of Ratio of Earnings to Fixed Charges.

    27           Financial Data Schedule as of March 31, 1995.

    99(a)        Capitalization Schedule as of March 31, 1995.