Form 10-Q
period 1995-06-30
MCI COMMUNICATIONS CORP
filed 1995-08-14
CIK 64079

PAGE 1

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the quarterly period ended June 30, 1995

                                       or

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

                                Yes X        No

As of June 30, 1995, the registrant had outstanding 135,998,932 shares of Class A common stock and 541,798,208 shares of common stock.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                      For The Quarter Ended June 30, 1995



                                     INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and six months ended
            June 30, 1995 and 1994                                            3

            Balance Sheets as of June 30, 1995 and December 31, 1994        4-5

            Statements of Cash Flows for the six months ended
            June 30, 1995 and 1994                                            6

            Statement of Stockholders' Equity for the six months
            ended June 30, 1995                                               7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                     8-10

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11-22


PART II:  OTHER INFORMATION

        ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         23

        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            24


SIGNATURE                                                                    25

EXHIBIT INDEX                                                                26

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      MCI COMMUNICATIONS AND SUBSIDIARIES
                               INCOME STATEMENTS
                    (In millions, except per share amounts)
                                  (unaudited)

                                           Three months          Six months
                                          ended June 30,        ended June 30,
                                        -----------------     -----------------
                                          1995       1994       1995       1994
                                        ------     ------     ------     ------
REVENUE                                 $3,706     $3,309     $7,267     $6,530
                                        ------     ------     ------     ------
OPERATING EXPENSES
  Telecommunications                     1,921      1,715      3,740      3,387
  Sales, operations and general          1,023        933      2,016      1,839
  Depreciation                             325        272        645        536
                                        ------     ------     ------     ------
TOTAL OPERATING EXPENSES                 3,269      2,920      6,401      5,762
                                        ------     ------     ------     ------
INCOME FROM OPERATIONS                     437        389        866        768

Interest expense                           (36)       (40)       (75)       (71)
Interest income                             49          1         96          2
Other expense, net                          (9)        (9)       (21)       (18)
                                        ------     ------     ------     ------
INCOME BEFORE INCOME TAXES AND
  RESULTS OF AFFILIATED COMPANIES          441        341        866        681

Income tax provision                       163        127        315        258
                                        ------     ------     ------     ------
INCOME BEFORE RESULTS
  OF AFFILIATED COMPANIES                  278        214        551        423

Equity in income (loss) of
  affiliated companies                     (18)         1        (47)         1
                                        ------     ------     ------     ------
NET INCOME                              $  260     $  215     $  504     $  424
                                        ======     ======     ======     ======
Dividends on preferred stock                 -          1          -          1
                                        ------     ------     ------     ------
Earnings applicable to
  common stockholders                   $  260     $  214     $  504     $  423
                                        ======     ======     ======     ======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARES              $  .38     $  .37     $  .74     $  .73

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                  684        575        685        577

Dividends declared per common share     $ .025     $ .025     $ .025     $ .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                  (unaudited)

                                                          June 30,  December 31,
                                                            1995        1994
                                                        ----------  -----------
                                                             (In millions)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  1,113     $  1,429
  Marketable securities                                        452          839
  Receivables, net of allowance for
    uncollectibles of $222 and $226 million                  2,478        2,266
  Other assets                                                 533          354
                                                          --------     --------
   TOTAL CURRENT ASSETS                                      4,576        4,888
                                                          --------     --------

COMMUNICATIONS SYSTEM, net                                   9,978        9,059

OTHER ASSETS
  Goodwill, net                                              1,094        1,103
  Noncurrent marketable securities                           1,090          824
  Investment in affiliates                                     264          199
  Other assets and deferred charges, net                       331          293
                                                          --------     --------
   TOTAL OTHER ASSETS                                        2,779        2,419
                                                          --------     --------
   TOTAL ASSETS                                           $ 17,333     $ 16,366
                                                          ========     ========









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                  (unaudited)

                                                         June 30,   December 31,
                                                          1995            1994
                                                       ----------   -----------
                                                             (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued telecommunications expense                     $  1,596      $  1,505
  Accounts payable                                            851           609
  Other accrued liabilities                                 1,009           893
  Long-term debt due within one year                          126           130
                                                         --------      --------
   TOTAL CURRENT LIABILITIES                                3,582         3,137
                                                         --------      --------
NONCURRENT LIABILITIES
  Long-term debt                                            2,931         2,997
  Deferred taxes and other                                  1,389         1,228
                                                         --------      --------
   TOTAL NONCURRENT LIABILITIES                             4,320         4,225
                                                         --------      --------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                         14            14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 and 592 million shares                                 60            60
  Additional paid in capital                                6,326         6,227
  Retained earnings                                         4,036         3,548
  Treasury stock at cost, 51 and 48
    million shares                                         (1,005)         (845)
                                                         --------      --------
   TOTAL STOCKHOLDERS' EQUITY                               9,431         9,004
                                                         --------      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 17,333      $ 16,366
                                                         ========      ========






See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (unaudited)                  Six months ended
                                                                  June 30,
                                                           --------------------
                                                              1995         1994
                                                           -------      -------
OPERATING ACTIVITIES                                           (In millions)
  Receipts from customers                                  $ 7,078      $ 6,461
  Payments to suppliers and employees                       (5,553)      (5,239)
  Taxes paid                                                  (168)        (147)
  Interest paid                                                (62)         (34)
  Interest received                                            104            1
                                                           -------      -------
       CASH FROM OPERATING ACTIVITIES                        1,399        1,042
                                                           -------      -------
INVESTING ACTIVITIES
  Cash outflow for communications system                    (1,518)      (1,394)
  Purchases, maturities and sales of
    marketable securities, net                                 136            -
  Investment in affiliates                                    (122)         (20)
  Acquisition of businesses                                    (21)        (111)
  Other, net                                                    12          (54)
                                                           -------      -------
       CASH USED FOR INVESTING ACTIVITIES                   (1,513)      (1,579)
                                                           -------      -------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES              (114)        (537)
                                                           -------      -------
FINANCING ACTIVITIES
  Issuance of Senior Notes and other debt                        -          938
  Payments of Senior Notes and other debt                      (79)        (153)
  Commercial paper and bank credit facility
    activity, net                                                -         (239)
  Purchase of treasury stock                                  (217)        (230)
  Issuance of common stock for employee plans                  110          134
  Payment of dividends on common, Class A common
    and preferred stock                                        (16)         (14)
                                                           -------      -------
       CASH (USED FOR) FROM FINANCING ACTIVITIES              (202)         436
                                                           -------      -------
Net decrease in cash and cash equivalents                     (316)        (101)
Cash and cash equivalents - beginning balance                1,429          165
                                                           -------      -------
Cash and cash equivalents - ending balance                 $ 1,113      $    64
                                                           =======      =======
Reconciliation of net income to cash from
  operating activities:
Net income                                                 $   504      $   424
Adjustments to net income:
  Depreciation and amortization                                654          556
  Deferred income tax provision                                181          110
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                                 (212)        (141)
  Payables                                                     226          101
  Other operating activity accounts                             46           (8)
                                                           -------      -------
Cash from operating activities                             $ 1,399      $ 1,042
                                                           =======      =======
See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)



                                                                Treas.  Total
                            Class A         Addit'l             Stock,  Stock-
                            Common  Common  Paid in  Retained   at      holders'
                            Stock   Stock   Capital  Earnings   Cost    Equity
                            ------  ------  -------  --------   ------  -------
                                              (In Millions)
Balance at
  December 31, 1994            $14     $60   $6,227    $3,548   $ (845)  $9,004

Common stock issued
  for employee stock
  and benefit plans
  (8 million shares)             -       -       74         -       57      131

Acquisition of business
  (.793 million shares)          -       -       16         -        -       16

Unrealized gain on
  marketable securities          -       -        9         -        -        9

Net income                       -       -        -       504        -      504

Common and Class A
  common stock dividends         -       -        -       (16)       -      (16)

Treasury stock
  purchased
  (11 million shares)            -       -        -         -     (217)    (217)
                              ----  -----   -------   -------  -------   ------
Balance at
  June 30, 1995                $14    $60    $6,326    $4,036  $(1,005)  $9,431
                              ====  =====   =======   =======  =======   ======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

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


NOTE 2:  MARKETABLE SECURITIES

As of June 30, 1995, all of the company's marketable securities were classified as available-for-sale and stated at fair value. Marketable securities were classified as cash and cash equivalents and current and noncurrent marketable securities consisting of certificates of deposit, U.S. Government agency securities, corporate debt securities, U.S. Treasury securities and asset-backed securities.


NOTE 3:  COMMUNICATIONS SYSTEM
                                                       June 30,     December 31,
                                                         1995            1994
                                                       --------       ---------
                                                            (in millions)
Communications system in service                       $ 10,659        $  9,766
Furniture and fixtures                                    2,008           1,796
Other property and equipment                                659             656
                                                       --------        --------
  Total                                                  13,326          12,218
Accumulated depreciation                                 (4,756)         (4,349)
Construction in progress                                  1,408           1,190
                                                       --------        --------
  Total communications system, net                     $  9,978        $  9,059
                                                       ========        ========

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 4:  NEWS CORP INVESTMENT

On August 2, 1995, the company, after approval by its board of directors of definitive agreements with The News Corporation Limited (News Corp), acquired for $1 billion, (i) an aggregate of 51 million preferred shares of two U.S. subsidiaries of News Corp (News Triangle Finance, Inc. and News T Investments, Inc.) bearing a dividend coupon rate of 5.147%, and (ii) a 4 year warrant to acquire up to approximately 155 million ordinary shares of News Corp for $850 million. The exercise price of the warrant is payable, at the company's option, in cash or through the surrender of the preferred shares. In addition, the company has an option for five years to invest an additional $1 billion under the same terms and for the same consideration as its initial investment. Under certain circumstances, News Corp shall have the right to cause the company to make the additional $1 billion investment or a portion thereof. If the $2 billion investment is made and the related warrants were exercised today, the company would hold a 14.0% voting interest (9.8% economic interest) in News Corp (13.0% voting interest [9.0% economic interest] on a fully diluted basis). Subject to certain exceptions, prior to the occurrence of certain events relating to a change of control of News Corp or News Corp entering into specified arrangements with a competitor of the company, the company shall vote in any shareholder vote in the same proportion as all other votes.

On August 9, 1995, the company and News Corp announced that they will form a joint venture through the contribution of their current on-line and interactive operations. This joint venture will create and distribute electronic information, educational, and entertainment services to businesses and consumers in the Americas, initially. The company and News Corp each plan to initially invest $200 million in cash and net assets in this and another joint venture.


NOTE 5:  CONTINGENCIES

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

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

In December 1992, the company petitioned the United States District Court for the District of Columbia for a declaratory ruling that certain patents being asserted against the company by AT&T Corp. (AT&T) were invalid and that AT&T should therefore, and for other reasons, be barred from enforcing them against the company. AT&T counterclaimed that the company was violating certain additional patents. In May 1993, AT&T and Unitel Communications Inc., a Canadian corporation in which AT&T has an equity interest, filed a companion suit in Canada, alleging that the company and the Stentor Group of Canadian telephone companies (with which the company has an alliance) are infringing in Canada four of the patents at issue in the U.S. litigation. Although these actions are still in their early stages, the company does not expect that either will have a material adverse effect on the consolidated financial position or results of operations of the company.


NOTE 6:  REORGANIZATION PLAN

On August 1, 1995, the company announced a reorganization plan designed to increase efficiency, enhance marketplace effectiveness and improve business focus. Accordingly, the company will reduce its workforce by an estimated 2,500 to 3,000 employees over the remainder of the year and abandon excess facilities. Costs to implement this reorganization will primarily include severance associated with the workforce reduction, lease obligations associated with abandoned excess facilities and costs to modify and terminate contracts associated with changes in product offerings.

In conjunction with the plan, the company also expects to write-down certain of its communications system and administrative assets to reflect a decline in value caused by changes in its business strategy and new product offerings. The write-down is intended to align the company's asset base with its strategic objectives. The charges will primarily relate to the write-down of communications system and administrative assets that have become redundant or no longer aligned with product offerings.

The total pretax charge associated with the reorganization plan is expected to be between $600 million and $800 million.

                                    PAGE 11
PART I.
ITEM 2.
                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

OVERVIEW
--------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

The company operates predominantly in a single industry segment, the long distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry. Management is also embarking on a strategy that is designed to expand the company's business into other aligned markets and industries (see Strategic Initiatives).


FINANCIAL SUMMARY
-----------------

Revenue grew $397 million or 12% to $3.7 billion in the second quarter of 1995 versus the second quarter of 1994. Revenue for the first half of 1995 was $7.3 billion compared to $6.5 billion in the same period last year. The company had a negative variance between revenue and traffic growth of 2.6% and 0.6% for the three and six months ended June 30, 1995, respectively, which was due to increased volume and promotional discounts during the second quarter of 1995, partially offset by tariff rate increases and revenue growth from international traffic and data products.
                                        Three months             Six months
                                       ended June 30,          ended June 30,
                                       1995 vs. 1994           1995 vs. 1994
                                       -------------           -------------
Increase in revenue                         12.0%                   11.3%
Increase in traffic                         14.6%                   11.9%
                                            -----                   -----
Revenue to traffic variance                 (2.6)%                  (0.6)%
                                            -----                   -----

The volume and promotional discount feature of the company's consumer products is expected to increase the negative variance between revenue and traffic in the third quarter of 1995. The company expects the year-over-year quarterly negative variance to narrow from the third quarter to the fourth quarter of 1995 as a result of anticipated higher revenue rates.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


Income from operations increased more than 12% for the three and six months ended June 30, 1995 compared to the year-ago periods. Net income was $260 million and $504 million for the three and six months ended June 30, 1995, respectively, compared to net income in the year-ago periods of $215 million and $424 million, respectively. Weighted average shares increased approximately 19% year-over-year for the three and six months ended June 30, 1995 due to the issuance in September 1994 of 108.5 million shares of the total 136 million shares of Class A common stock issued to British Telecommunications plc (BT).


RESULTS OF OPERATIONS
---------------------                       Increase for         Increase for
                                          the three months      the six months
                                           ended June 30,       ended June 30,
(In millions, except % change)             1995 vs. 1994        1995 vs. 1994
                                          ---------------      ---------------
Revenue                                    $397    12.0%        $737    11.3%
                                           ----    ----         ----    ----
Operating expenses
  Telecommunications                        206    12.0%         353    10.4%
  Sales, operations and general              90     9.6%         177     9.6%
  Depreciation                               53    19.5%         109    20.3%
                                           ----    ----         ----    ----
    Total operating expenses                349    12.0%         639    11.1%
                                           ----    ----         ----    ----

Income from operations                     $ 48    12.3%        $ 98    12.8%
                                           ====    ====         ====    ====

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Revenue
-------

In the business market, year-over-year revenue and traffic showed continued growth for the three and six months ended June 30, 1995. Year-over-year revenue and traffic increases for both periods were primarily attributable to growth in international traffic, which grew more than 50%, and the company's various data products, which continued to grow in excess of 30% on a year-to-date basis. In addition, the company's MCI Vision**, MCI Preferred**, Vnet** and 800 dedicated products continued to show strong results.

In the consumer market, year-over-year revenue and traffic growth for the three and six months ended June 30, 1995, resulted from continued growth in the company's collect-calling product, 1-800-COLLECT**, Personal 800 product, which grew more than 50%, and international traffic. NEW Friends & Family**, which was introduced in January 1995, continued to be well-received during the second quarter of 1995. Year-over-year revenue growth was mitigated by increases in new product discounts and promotions.


Telecommunications Expense
--------------------------

Telecommunications expense as a percentage of revenue was 51.8% for the second quarter of both 1995 and 1994. On a year-to-date basis, telecommunications expense as a percentage of revenue decreased to 51.5% in 1995 from 51.9% in 1994 due to reductions in domestic access rates and international settlement rates and continued network optimization.

On April 14, 1995, the Federal Communications Commission (FCC) issued its Revisions to Tariff Review Plan for Price Cap Companies and Order, effective August 1, 1995. The effect of these revisions will be to decrease the costs that long distance companies pay local exchange companies for access. On May 9, 1995, the affected local exchange companies filed their revised tariffs with the FCC. Although domestic access rates are expected to ultimately decrease in the second half of 1995 as a result of this ruling, the company cannot determine the exact impact of the rate reductions on its results of operations. Any favorable impact may be somewhat offset by revenue rates, seasonality and product mix.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Sales, Operations and General
-----------------------------

Sales, operations and general expense increased 9.6% for the three and six months ended June 30, 1995 from the comparable periods in 1994. The increase was due primarily to increased personnel costs for customer service and sales and sales support staff associated with the introduction of new products and services. Sales and marketing costs increased largely due to the introduction of NEW Friends & Family, as well as the impact of costs associated with the company's networkMCI BUSINESS*** and 1-800-COLLECT programs. Facilities costs also increased year-over-year as a result of new and expanding service centers. Sales, operations and general expense as a percentage of revenue decreased slightly to 27.6% and 27.7% for the three and six months ended June 30, 1995, respectively, from 28.2% for the corresponding periods in 1994.


Depreciation Expense
--------------------

Depreciation expense increased 19.5% and 20.3% for the three and six month periods ended June 30, 1995, respectively. This increase was primarily a result of additions to the communications network which were made in order to increase network capacity, redundancy and reliability.


Interest Expense
----------------

Interest expense for the second quarter of 1995 declined $4 million from the comparable 1994 period primarily as a result of a decrease in the average level of debt outstanding and an increase in capitalized interest. On a year-to-date basis, interest expense increased $4 million due to the issuance of $950 million aggregate principal amount of Senior Notes and Debentures in March 1994, which was partially offset by an increase in capitalized interest.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


Interest Income
---------------

Interest income increased significantly in the three and six month periods ended June 30, 1995 versus the same periods a year ago due to the investment of the funds received from BT in September 1994. The company expects interest income to decline in the second half of 1995 as cash is used to fund its ventures and alliances.


Reorganization Plan
-------------------

On August 1, 1995, the company announced a reorganization plan designed to increase efficiency, enhance marketplace effectiveness and improve business focus. Accordingly, the company will reduce its workforce by an estimated 2,500 to 3,000 employees over the remainder of the year and abandon excess facilities. Costs to implement this reorganization will primarily include severance associated with the workforce reduction, lease obligations associated with abandoned excess facilities and costs to modify and terminate contracts associated with changes in product offerings.

In conjunction with the plan, the company also expects to write-down certain of its communications system and administrative assets to reflect a decline in value caused by changes in its business strategy and new product offerings. The write-down is intended to align the company's asset base with its strategic objectives. The charges will primarily relate to the write-down of communications system and administrative assets that have become redundant or no longer aligned with product offerings.

The total pretax charge associated with the reorganization plan is expected to be between $600 million and $800 million. After the applicable tax benefit, the charge will result in a reduction of earnings of between $372 million and $496 million, or $.54 and $.72 per share.

The company does not expect to realize the full benefit of the workforce reductions until 1996, due to the fact that the reductions are not expected to be completed until the end of 1995. Depreciation savings from the asset write-down will partially offset increases in depreciation expense from continuing additions to the communications system for the remainder of 1995.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


STRATEGIC INITIATIVES
---------------------

The company has investments in activities which are in the early stages of development. These investments fall into two categories: subsidiaries and equity investees. Investments in subsidiaries, entities in which the company owns a majority interest, are consolidated in the financial statements and all significant intercompany transactions are eliminated. Equity investees are entities in which the company has less than a majority interest but can exercise significant influence. Investments in equity investees are presented on the balance sheet as investment in affiliates, and the company's related share of investee income (losses) is presented on the income statement as equity in income (losses) of affiliated companies.

The company is currently evaluating the creation of separate classes of its common stock, referred to as targeted stock, and the sale of minority interests in one or more of the company's subsidiaries.


MCImetro*
---------

MCImetro, Inc. (MCImetro), the company's wholly-owned local services subsidiary, is a provider of local fiber-optic capacity and competitive access services to the company and other long distance carriers, large businesses and government users of telecommunications services. MCImetro intends to become a single source provider of comprehensive local wireline telecommunications services, encompassing voice, data and enhanced services throughout the U.S. as regulatory authorities permit. As of June 30, 1995, MCImetro had filed for authority to offer local phone service in 12 states, of which 7 have granted such authority. MCImetro currently owns or operates conduit and fiber cable facilities in more than 200 U.S. cities.

MCImetro continued to expand its coverage area and service offerings during the second quarter of 1995. MCImetro's Local Choice Direct* service is currently available in Atlanta, Baltimore, Boston, Cleveland, Dallas, Los Angeles, New York, Northern New Jersey, San Diego, San Francisco, Seattle and Washington, D.C. This family of access services provides businesses with high quality dedicated access connections to a long distance carrier or other service provider. In addition, through Local Choice Custom*, MCImetro provides complete network design and implementation for customized network solutions.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

During the second quarter of 1995, MCImetro increased its fiber route miles to 2,182 and local city networks to 17 in 12 cities.

Summary financial information for MCImetro as of and for the three months ended June 30, 1995 was as follows:
                                      June 30, 1995
                                     --------------
                                      (in millions)
Assets                                    $278
Revenue                                     22
Operating Loss                              (4)

The company remains MCImetro's largest customer.


Equity Investees
----------------

During the second quarter of 1995, the company invested an additional $79 million in certain of its equity investees for a total of $122 million year-to-date.

The company invested an additional $47 million in Concert Communications Company (Concert), a 24.9% owned international services venture with BT, which represents the company's percentage share of required ongoing capital infusions to the venture.

During the second quarter of 1995, the company also invested an additional $19 million in IFP Holdings, Inc. (IFP), the parent of In-Flight Phone Corporation which is a provider of digital air-to-ground communications. In August 1995, the company purchased additional shares and increased its voting interest in IFP to approximately 45%.

In June 1995, the company exercised warrants, for approximately $13 million, to acquire additional shares of ICS Communications, Inc. (ICS), a provider of cable television and local and long distance telephone services to the high density residential market, including apartment complexes, condominiums and other multi-family residential properties. However, the company's ownership percentage decreased from 34.6% to 25.7% due to a substantial investment in ICS by News Corp and the exercise of warrants by other existing investors.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

AVANTEL, S.A. (AVANTEL), the company's 45% owned business venture formed with Grupo Financiero Banamex-Accival to provide competitive domestic and international long distance telecommunications in Mexico, filed with the Secretariat of Communications and Transportation for a license to construct and operate a nationwide fiber-optic telecommunications network in Mexico. AVANTEL plans to provide long distance telecommunications services when the market opens for competition, which is currently expected to occur in August 1996. The company's cash investment in AVANTEL is expected to be approximately $500 million over the next several years.

The company also has several other investments including a 23.5% interest in Belize Telecommunications, Ltd., a 25% interest in CLEAR Communications, Ltd., of New Zealand and a 30.9% interest in General Communication, Inc., of Alaska.

The company reported equity in losses from its ventures of $18 million and $47 million for the three and six months ended June 30, 1995, respectively, a majority of which resulted from its share of Concert's losses. Concert is expected to continue to generate losses in 1995 due to its start-up nature. The company's share of Concert's losses is anticipated to be between $10 million and $15 million per quarter.


Recent Developments
-------------------

On August 2, 1995, the company, after approval by its board of directors of definitive agreements with The News Corporation Limited (News Corp), acquired for $1 billion, preferred shares of two U.S. subsidiaries of News Corp (News Triangle Finance, Inc. and News T Investments, Inc.) and a 4 year warrant to acquire ordinary shares of News Corp for $850 million. The exercise price of the warrant is payable, at the company's option, in cash or through the surrender of the preferred shares. In addition, the company has an option for five years to invest an additional $1 billion under the same terms and for the same consideration as its initial investment. Under certain circumstances, News Corp shall have the right to cause the company to make the additional $1 billion investment or a portion thereof. (See also Note 4 of the Interim Condensed Consolidated Financial Statements on this Form 10-Q).

On August 9, 1995, the company and News Corp announced that they will form a joint venture through the contribution of their current on-line and interactive operations. This joint venture will create and distribute electronic information, educational and entertainment services to businesses and consumers in the Americas, initially. The company and News Corp each plan to initially invest $200 million in cash and net assets in this and another joint venture.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

On June 30, 1995, the company acquired Darome Teleconferencing, Inc. (Darome) for approximately $40 million in cash and common stock of the company. The company will integrate Darome's teleconferencing product development and marketing activities to target the fast-growing teleconferencing market.

On May 22, 1995, the company entered into a definitive merger agreement to acquire all of the outstanding shares of Nationwide Cellular Service, Inc. (Nationwide) for $190 million in cash. This acquisition represents part of the company's strategy to provide national wireless services integrated with other company services for both consumer and business customers by investing in the creation and delivery of value-added wireless services. The merger is subject to the approval of Nationwide's stockholders and certain regulatory approvals and is anticipated to close in the third quarter of 1995.

During the third quarter of 1995, the company entered into agreements with GTE Mobilnet, BellSouth, McCaw, Frontier and NewPar (a joint venture of Airtouch Communications and Cellular Communications, Inc.) to purchase for resale wireless services. These agreements, including arrangements that Nationwide has with other cellular carriers, gives the company the ability to market wireless services in the top 100 U.S. markets.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Working Capital
---------------

The company had positive working capital (current assets less current liabilities) of approximately $1 billion and $1.8 billion as of June 30, 1995 and December 31, 1994, respectively. The decrease in working capital was primarily due to negative cash flow of $316 million during the first half of 1995 and a shift in the investment portfolio from current to noncurrent marketable securities. This decrease is expected to continue in the third quarter due primarily to the $1 billion investment in News Corp.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Communications System
---------------------

The company continued to invest in its communications system in order to enhance network intelligence and increase network capacity and capability. Cash outflows for its communications system were $1,518 million and $1,394 million for the six months ended June 30, 1995 and 1994, respectively. The company also proceeded with its plans to deploy advanced network technologies for improved reliability and delivery of advanced services. In addition to the construction of MCImetro's network, the company completed its deployment of Synchronous Optical Network (SONET) rings around Boston and St. Louis during the second quarter of 1995. By year end 1995, additional SONET rings are expected to be operational around Atlanta, New York, Dallas, Detroit, Minneapolis and San Francisco.


Funding of Alliances, Investments and Initiatives
-------------------------------------------------

The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its planned investments in News Corp, MCImetro, AVANTEL and Nationwide, through its cash flows from operating activities, existing cash and cash equivalents and marketable securities, its bank credit facility and access to the public markets. Cash and cash equivalents and marketable securities totaled approximately $2.7 billion as of June 30, 1995. The company has available a $2 billion bank credit facility, expiring in July 1999, which supports the company's commercial paper program and may be used in conjunction with the commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. In addition, the company has a $1 billion shelf registration in effect covering debt securities with a range of maturities at either fixed or variable rates. As of June 30, 1995, there were no amounts outstanding under the bank credit facility, commercial paper program or the shelf registration.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

CASH FLOWS
----------                                    Six months ended
(in millions)                                      June 30,
                                             1995           1994         Change
                                          -------        -------        -------
Cash from operating
 activities                               $ 1,399        $ 1,042        $   357

Cash used for
 investing activities                      (1,513)        (1,579)            66

Cash (used for) from
 financing activities                        (202)           436           (638)
                                          -------        -------        -------
Net decrease in cash
 and cash equivalents                     $  (316)       $  (101)       $  (215)
                                          =======        =======        =======

EBITDA
------

Earnings before interest, taxes, depreciation and amortization (EBITDA), also known as operating cash flow, increased nearly 16% to $1,511 million from $1,304 million for the six months ended June 30, 1995 and 1994, respectively. EBITDA, a measure of the company's ability to generate cash flows, should be considered in addition to but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is often used by analysts when evaluating companies in the telecommunications industry.


Cash from Operating Activities
------------------------------

Cash from operating activities increased significantly as a result of an increase in cash received from customers due to the growth in the company's revenue, which was only partially offset by an increase in cash paid to suppliers and employees. Also contributing to the increase in cash was the interest earned on the investment of funds received from BT in September 1994.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Cash used for Investing Activities
----------------------------------

Cash used for investing activities decreased year-over-year due primarily to proceeds from the net investment activity associated with the company's marketable securities portfolio acquired with BT funds received in September 1994. Capital expenditures increased in the first half of 1995 compared to 1994 due to the company's continued investment in its network.


Cash (used for) from Financing Activities
-----------------------------------------

Cash (used for) from financing activities for the six months ended June 30, 1995 decreased significantly from the year-ago period, primarily due to the March 1994 issuance of $950 million principal amount of Senior Notes and Debentures which was partially offset by the repayment of commercial paper.


CURRENT LEGISLATION
-------------------

Congress is considering comprehensive legislation which affects every sector of the telecommunications industry, including opening up local telephone markets to competition and providing for Bell Operating Company (BOC) entry into the long distance telecommunications market. The Senate acted on June 15, 1995 passing S. 652, and the House approved H.R. 1555, its version of telecommunications legislation, on August 4, 1995. It is not possible to determine which form of the legislation, if any, will ultimately be enacted into law or its impact on the company's results of operations.

-----------------------------------------------
* MCImetro, Local Choice Direct and Local Choice Custom are service marks of MCI Communications Corporation.

** 1-800-COLLECT, Vnet, MCI Vision, MCI Preferred and NEW Friends & Family are registered service marks of MCI Communications Corporation.

*** networkMCI BUSINESS is a registered trademark of MCI Communications Corporation.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q


PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)The company's annual meeting of stockholders was held on April 17, 1995.

           (b)The nominees for directors of the company set forth in full in the company's Proxy Statement dated March 10, 1995 (Proxy Statement) were elected at the annual meeting.

           (c) Holders of common shares and Class A common shares voted at the annual meeting on the following matters which were set forth in the company's Proxy Statement.

               (1) To elect four directors by the holders of common stock, each to serve for a three year term.

                          VOTES (in millions):
                          Nominee                      For              Abstain
                          -------                      ---              -------
                          Michael H. Bader             449                 4
                          Gordon S. Macklin            449                 4
                          Bert C. Roberts              449                 4
                          Richard B. Sayford           449                 4
                          Broker non-votes:  None

               (2)To elect two Class A directors by the holders of Class A common stock, each to serve a one year term.

                          VOTES (in millions):
                          Nominee                      For              Abstain
                          -------                      ---              -------
                          Michael L. Hepher            136                 -
                          Alfred T. Mocket             136                 -
                          Broker non-votes:  None

               (3) To approve the appointment by the company's board of directors of Price Waterhouse LLP as independent accountants for the year ending December 31, 1995.

                           VOTES ( in millions):
                           For:                            587
                           Against:                          1
                           Abstain:                          -
                           Broker non-votes:              None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
-----------                -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of June 30, 1995.

         99(a)             Capitalization Schedule as of June 30, 1995.


b)Reports on Form 8-K

No reports on Form 8-K were filed by the company during the three month period ended June 30, 1995.

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q



                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MCI COMMUNICATIONS CORPORATION







Date:  August 14, 1995                    Signed:   /s/ Douglas L. Maine
                                                   -----------------------
                                                   Douglas L. Maine

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

                MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                 EXHIBIT INDEX





 Exhibit No.                  Description
 -----------                  -----------

         11                   Computation of Earnings per Common Share.

         12                   Computation of Ratio of Earnings to Fixed Charges.

         27                   Financial Data Schedule as of June 30, 1995.

         99(a)                Capitalization Schedule as of June 30, 1995.