Form 10-Q
period 1995-09-30
MCI COMMUNICATIONS CORP
filed 1995-11-14
CIK 64079

PAGE 1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1995

                                       or

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

                                    Yes X        No

As of September 30, 1995, the registrant had outstanding 135,998,932 shares of Class A common stock and 545,276,100 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 1995



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and nine months ended
            September 30, 1995 and 1994                                        3

            Balance Sheets as of September 30, 1995 and December 31, 1994    4-5

            Statements of Cash Flows for the nine months ended
            September 30, 1995 and 1994                                        6

            Statement of Stockholders' Equity for the nine months
            ended September 30, 1995                                           7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                      8-12

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS             13-25


PART II:  OTHER INFORMATION

        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             26


SIGNATURE                                                                     27

EXHIBIT INDEX                                                                 28

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       MCI COMMUNICATIONS AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                        Three months             Nine months
                                     ended September 30,     ended September 30,
                                     ------------------     -------------------
                                        1995        1994        1995       1994
                                     -------     -------    --------   --------
REVENUE                              $ 3,862     $ 3,407    $ 11,128   $  9,937
                                     -------     -------    --------   --------
OPERATING EXPENSES
  Telecommunications                   2,001       1,765       5,741      5,152
  Sales, operations and general        1,283         952       3,298      2,791
  Depreciation                           328         282         973        818
  Asset write-down                       520           -         520          -
                                     -------     -------    --------   --------
TOTAL OPERATING EXPENSES               4,132       2,999      10,532      8,761
                                     -------     -------    --------   --------
INCOME (LOSS) FROM OPERATIONS           (270)        408         596      1,176

Interest expense                         (35)        (43)       (109)      (114)
Interest income                           36           1         131          3
Other expense, net                        (2)        (12)        (23)       (30)
                                     -------     -------    --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  RESULTS OF AFFILIATED COMPANIES       (271)        354         595      1,035

Income tax (provision) benefit           147        (135)       (168)      (393)
                                     -------     -------    --------   --------
INCOME (LOSS) BEFORE RESULTS
  OF AFFILIATED COMPANIES               (124)        219         427        642

Equity in income (losses) of
  affiliated companies                  (116)          1        (163)         2
                                     -------     -------    --------   --------
NET INCOME (LOSS)                    $  (240)    $   220    $    264   $    644
                                     =======     =======    ========   ========
Dividends on preferred stock               -           -           -          1
                                     -------     -------    --------   --------
Earnings (loss) applicable to
  common stockholders                $  (240)    $   220    $    264   $    643
                                     =======     =======    ========   ========
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARES           $  (.35)    $   .38    $    .38   $   1.11

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                688         579         686        578

Dividends declared per common share  $     -     $     -    $   .025   $   .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                              September 30,       December 31,
                                                 1995                1994
                                              ------------        -----------
                                                        (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  1,006           $  1,429
  Marketable securities                                229                839
  Receivables, net of allowance for
    uncollectibles of $215 and $226 million          2,722              2,266
  Other assets                                         520                354
                                                  --------           --------
   TOTAL CURRENT ASSETS                              4,477              4,888
                                                  --------           --------

COMMUNICATIONS SYSTEM, net                           9,945              9,059

OTHER ASSETS
  Noncurrent marketable securities                      73                824
  Other assets and deferred charges, net               365                293
  Investment in affiliates                             171                199
  Investment in News Corp                            1,000                  -
  Goodwill, net                                      1,284              1,103
                                                  --------           --------
   TOTAL OTHER ASSETS                                2,893              2,419
                                                  --------           --------
   TOTAL ASSETS                                   $ 17,315           $ 16,366
                                                  ========           ========









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                September 30,     December 31,
                                                    1995              1994
                                                ------------      ------------
                                                          (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued telecommunications expense              $  1,690           $  1,505
  Accounts payable                                     773                609
  Other accrued liabilities                          1,275                893
  Long-term debt due within one year                   160                130
                                                  --------           --------
   TOTAL CURRENT LIABILITIES                         3,898              3,137
                                                  --------           --------
NONCURRENT LIABILITIES
  Long-term debt                                     2,905              2,997
  Deferred taxes and other                           1,285              1,228
                                                  --------           --------
   TOTAL NONCURRENT LIABILITIES                      4,190              4,225
                                                  --------           --------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                  14                 14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 and 592 million shares                          60                 60
  Additional paid in capital                         6,371              6,227
  Retained earnings                                  3,796              3,548
  Treasury stock, at cost,
    48 million shares                               (1,014)              (845)
                                                  --------           --------
   TOTAL STOCKHOLDERS' EQUITY                        9,227              9,004
                                                  --------           --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 17,315           $ 16,366
                                                  ========           ========






See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)             Nine months ended
                                                             September 30,
                                                      ------------------------
                                                           1995        1994
                                                         ------      ------
OPERATING ACTIVITIES                                       (In millions)
  Receipts from customers                              $ 10,705    $  9,852
  Payments to suppliers and employees                    (8,476)     (7,779)
  Taxes paid                                               (261)       (321)
  Interest paid                                            (120)        (98)
  Interest received                                         151           2
                                                       --------    --------
       CASH FROM OPERATING ACTIVITIES                     1,999       1,656
                                                       --------    --------
INVESTING ACTIVITIES
  Cash outflow for communications system                 (2,261)     (2,081)
  Purchases, maturities and sales of
    marketable securities, net                            1,371        (219)
  Investment in News Corp                                (1,000)          -
  Investment in affiliates                                 (145)       (115)
  Acquisition of businesses                                (194)       (110)
  Other, net                                                 11         (59)
                                                       --------    --------
       CASH USED FOR INVESTING ACTIVITIES                (2,218)     (2,584)
                                                       --------    --------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES           (219)       (928)
                                                       --------    --------
FINANCING ACTIVITIES
  Issuance of Senior Notes and other debt                     -         939
  Payments of Senior Notes and other debt                  (105)       (216)
  Commercial paper and bank credit facility
    activity, net                                             -        (239)
  Purchase of treasury stock                               (285)       (269)
  Issuance of Class A common stock                            -       3,522
  Issuance of common stock for employee plans               202         194
  Payment of dividends on common and
    preferred stock                                         (16)        (14)
                                                       --------    --------
       CASH (USED FOR) FROM FINANCING ACTIVITIES           (204)      3,917
                                                       --------    --------
Net (decrease) increase in cash and cash equivalents       (423)      2,989
Cash and cash equivalents - beginning balance             1,429         165
                                                       --------    --------
Cash and cash equivalents - ending balance             $  1,006    $  3,154
                                                       ========    ========
Reconciliation of net income to cash from
  operating activities:
Net income                                             $    264    $    644
Adjustments to net income:
  Depreciation and amortization                           1,012         849
  Asset write-down                                          520           -
  Deferred income tax provision                              51         175
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                              (456)       (166)
  Payables                                                  173         132
  Other operating activity accounts                         435          22
                                                       --------    --------
Cash from operating activities                         $  1,999    $  1,656
                                                       ========    ========

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                              Treas.    Total
                         Class A         Addit'l              Stock,    Stock-
                         Common  Common  Paid in   Retained   at        holders'
                         Stock   Stock   Capital   Earnings   Cost      Equity
                         ------  ------  -------   --------   -------   -------
                                                   (In millions)
Balance at
  December 31, 1994        $ 14   $ 60   $ 6,227   $ 3,548    $ (845)   $ 9,004

Common stock issued
  for employee stock
  and benefit plans
  (14 million shares)         -      -       123         -       116        239

Acquisition of business
  (.793 million shares)       -      -        16         -         -         16

Unrealized gain on
  marketable securities       -      -         5         -         -          5

Net income                    -      -         -       264         -        264

Common and Class A
  common stock dividends      -      -         -       (16)        -        (16)

Treasury stock
  purchased
  (14 million shares)         -      -         -         -      (285)      (285)
                           ----   ----   -------   -------   -------    -------
Balance at
  September 30, 1995       $ 14   $ 60   $ 6,371   $ 3,796   $(1,014)   $ 9,227
                           ====   ====   =======   =======   =======    =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2:  THIRD QUARTER SPECIAL CHARGES

During the third quarter of 1995, the company implemented a reorganization designed to increase efficiency, enhance marketplace effectiveness and improve business focus. The reorganization is largely in response to the rapid changes in business scope, technology and regulation affecting the telecommunications industry. The company has separated its core communications business from its ventures and alliances and has centralized major administrative functions. The core communications business includes a consolidation of network operations, information systems and the former Business Markets and Consumer Markets units. In connection with this reorganization and in response to other third quarter events, the company recorded special pretax charges of $831 million which is comprised of the following three major components.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

One, there was a $520 million charge for an asset write-down pertaining to certain of the company's communications systems and administrative assets to reflect a decline in value caused by changes in the business organization and technology strategy. The write-down primarily relates to assets that have become redundant or are no longer aligned with strategic product offerings. The amount of the write-down was measured in conformity with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the company adopted in the third quarter of 1995. Under this standard, charges were taken for the difference between the current carrying value and the estimated fair value of such assets at the expected disposal date. In the company's case, the fair value of most of the assets covered by this write-down was deemed to be salvage value. Disposal or abandonment of most of these assets will occur by December 31, 1995.

Two, the company recorded a $216 million charge in sales, operations and general relating primarily to reorganization costs. These costs consist of severance associated with a workforce reduction of approximately 3,000 employees (the majority of whom will be terminated before year end), lease obligations and penalties associated with facilities that will be vacated, and costs to modify and terminate contracts associated with changes in the business organization and strategic product offerings. Cash expenditures for these reorganization costs, most of which will be incurred within the next year, will be funded from operations. In addition, certain legal costs were included in this charge.

Three, there was a charge of $95 million recorded in equity in income (loss) of affiliated companies relating to several investees where restructuring plans have been implemented in the third quarter of 1995 or where product offerings are not expected to generate future cash flows sufficient to recover current carrying values.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3:  ACQUISITIONS

In September 1995, the company completed its acquisition of Nationwide Cellular Service, Inc. (Nationwide) for approximately $190 million in cash. This acquisition represents part of the company's strategy to provide value-added wireless services integrated with other company services for both consumer and business customers.

On September 19, 1995, the company entered into an agreement with SHL Systemhouse Inc. (SHL), a Canadian corporation which provides information technology services to commercial and government enterprises. Pursuant to the tender offer required under the agreement, the company offered to purchase all the outstanding shares of SHL common stock for U.S. $13.00 per share or approximately U.S. $1 billion. On November 13, 1995, the expiration date of the tender offer, the company took up for purchase in excess of 72.4 million shares of SHL common stock tendered pursuant to the tender offer or in excess of 93% of the outstanding shares of SHL common stock. The company expects to purchase the tendered shares on November 16, 1995 and to acquire the shares not tendered in accordance with the provisions of the Canada Business Corporations Act shortly thereafter.

The company anticipates that SHL will provide it with the ability to design, build and manage information solutions that integrate computing and communications technologies for its business customers. As a result, the company will combine its existing professional services organization with SHL, which will operate as a separate division.

The Nationwide and SHL acquisitions will be accounted for under the purchase method of accounting.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4:  NEWS CORP INVESTMENT

On August 2, 1995, the company, after approval by its board of directors of definitive agreements with The News Corporation Limited (News Corp), acquired for $1 billion (i) an aggregate of 51 preferred shares of two U.S. subsidiaries of News Corp (News Triangle Finance, Inc. and News T Investments, Inc.) with a stated value and liquidation preference of $850 million and bearing a dividend coupon rate of 5.147%, and (ii) a 4 year warrant (purchase price of $150 million) to acquire up to approximately 155 million ordinary shares of News Corp for $850 million. The exercise price of the warrant is payable, at the company's option, in cash or through the surrender of the preferred shares. In addition, the company has an option for five years to invest an additional $1 billion under the same terms and for the same consideration as its initial investment. Under certain circumstances, News Corp shall have the right to cause the company to make the additional $1 billion investment or a portion thereof.

Should the company  exercise its warrants  and acquire  ordinary  shares of News
Corp, subject to certain exceptions, the company shall vote in the same proportion as all other votes. The company accounts for its investment in News Corp under the cost method.


NOTE 5:  MARKETABLE SECURITIES

As of September 30, 1995, all of the company's marketable securities were classified as available-for-sale and stated at fair value. These securities were included in the accompanying balance sheets as either cash and cash equivalents, current marketable securities or noncurrent marketable securities. The portfolio consisted of certificates of deposit, U.S. Government agency securities, corporate debt securities, U.S. Treasury securities and asset-backed securities.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6:  COMMUNICATIONS SYSTEM
                                   September 30,  December 31,
                                       1995          1994
                                     ---------    ----------
                                         (in millions)
Communications system in service     $ 10,683      $  9,766
Furniture and fixtures                  2,054         1,796
Other property and equipment              630           656
                                     --------      --------
  Total                                13,367        12,218
Accumulated depreciation               (4,925)       (4,349)
Construction in progress                1,503         1,190
                                     --------      --------
  Total communications system, net   $  9,945      $  9,059
                                     ========      ========


NOTE 7:  CONTINGENCIES

The company, in the normal course of business, is a party to a number of lawsuits and regulatory and other proceedings. The company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the consolidated financial position or results of operations of the company.

In December 1992, the company petitioned the United States District Court for the District of Columbia for a declaratory ruling that certain patents being asserted against the company by AT&T Corp. (AT&T) were invalid and that AT&T should therefore, and for other reasons, be barred from enforcing them against the company. AT&T counterclaimed that the company was violating certain additional patents. In May 1993, AT&T and Unitel Communications Inc., a Canadian corporation in which AT&T has an equity interest, filed a companion suit in Canada, alleging that the company and the Stentor Group of Canadian telephone companies (with which the company has an alliance) are infringing in Canada four of the patents at issue in the U.S. litigation. Although discovery has not yet been completed, the company does not expect that either action will have a material adverse effect on the consolidated financial position or results of operations of the company.

                                     PAGE 13
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

OVERVIEW
--------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto.

The company operates predominantly in a single industry segment, the long distance telecommunications industry. More than 90% of the company's operating revenues and identifiable assets relate to the company's activities in this industry. Management has embarked on a strategy that is designed to expand the company's business into other aligned markets and industries (see Business Acquisitions, Ventures and Alliances).

During the third quarter of 1995, the company implemented a reorganization designed to increase efficiency, enhance marketplace effectiveness and improve business focus. The reorganization is largely in response to the rapid changes in business scope, technology and regulation affecting the telecommunications industry. The company has separated its core communications business from its ventures and alliances and has centralized major administrative functions. In connection with the reorganization and in response to other third quarter events, the company recorded total special pretax charges of $831 million which are discussed in more detail under Results of Operations. As a result of these charges, the company reported a loss in the third quarter of 1995 of $240 million or $.35 per share. For the nine month period ending September 30, 1995, earnings were $264 million or $.38 per share. Excluding the special pretax charges, income from operations increased 14% and 13% for the three and nine months ended September 30, 1995, respectively, from the year-ago periods. Earnings were $275 million, or $.40 per share, and $779 million, or $1.14 per share, for the three and nine months ended September 30, 1995, respectively, compared to the year-ago periods of $220 million, or $.38 per share, and $643 million, or $1.11 per share, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

RESULTS OF OPERATIONS
---------------------             Increase (decrease)   Increase (decrease)
                                 for the three months   for the nine months
                                 ended September 30,    ended September 30,
(In millions, except % change)     1995 vs. 1994          1995 vs. 1994
                                  ------------------    ------------------
Revenue                           $   455      13.4%    $ 1,191      12.0%
                                  -------      ----     -------      ----
Operating expenses
  Telecommunications                  236      13.4%        589      11.4%
  Sales, operations and general       331      34.8%        507      18.2%
  Depreciation                         46      16.3%        155      18.9%
  Asset write-down                    520        NM         520        NM
                                  -------      ----     -------      ----
    Total operating expenses        1,133      37.8%      1,771      20.2%
                                  -------      ----     -------      ----
Income from operations            $  (678)       NM     $  (580)    (49.3)%
                                  =======      ====     =======      ====

Revenue
-------

Revenue grew $455 million or 13.4% to $3.9 billion in the third quarter of 1995 versus $3.4 billion in the third quarter of 1994. Revenue for the nine months ended September 30, 1995 grew 12% to $11.1 billion compared to $9.9 billion in the same period last year.

                                  Three months                 Nine months
                               ended September 30,          ended September 30,
                                 1995 vs. 1994                1995 vs. 1994
                                 -------------                -------------
Increase in revenue                  13.4%                        12.0%
Increase in traffic                  19.3%                        14.4%
                                     ----                         ----
Revenue to traffic variance          (5.9)%                       (2.4)%
                                     ----                         ----

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The company had a negative variance between revenue and traffic growth of 5.9% and 2.4% for the three and nine month period ended September 30, 1995, respectively. The negative variance was due to increased volume and promotional discounts partially offset by tariff rate increases and revenue growth from international traffic and data products. Also contributing to the negative variance were lower revenue rates associated with increased carrier market traffic. The company expects the year-over-year quarterly negative variance to narrow from the third quarter to the fourth quarter of 1995 as a result of changes in discount and promotional programs.

In the business market, year-over-year revenue and traffic showed continued growth for the three and nine months ended September 30, 1995 driven by increases in most segments of the business market, especially in the carrier market. Year-over-year revenue increases for both periods were primarily attributable to growth in data products, which continued to grow in excess of 30%, 800, MCI Vision** and Vnet** products. International traffic grew more than 50% for the three months ended September 30, 1995, and approximately 50% for the nine months ended September 30, 1995.

Consumer market revenue and traffic also showed continued year-over-year growth for the three and nine months ended September 30, 1995 due to growth in the company's Friends & Family** products, its collect-calling product, 1-800-COLLECT** and calling card products.


Telecommunications Expense
--------------------------

Telecommunications expense as a percentage of revenue remained constant at 51.8% for the third quarters of 1995 and 1994. On a year-to-date basis, telecommunications expense as a percentage of revenue decreased to 51.6% in 1995 from 51.8% in 1994, due to reductions in domestic access rates and international settlement rates and continued network optimization.

On April 14, 1995, the Federal Communications Commission (FCC) issued its Revisions to Tariff Review Plan for Price Cap Companies and Order, effective August 1, 1995. The effect of these revisions was to decrease the costs that long distance companies pay local exchange companies for access. Although domestic access rates have decreased in the second half of 1995 as a result of this ruling, the impact of the rate reductions was offset, on a percent of revenue basis, by reduced revenue rates, seasonality and changes in product mix.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Third Quarter Special Charges
-----------------------------

The company recorded special charges of $831 million which is comprised of the following three major components.

One, there was a $520 million charge for an asset write-down pertaining to certain of the company's communications systems and administrative assets to reflect a decline in value caused by changes in the business organization and technology strategy. The write-downs primarily relate to assets that have become redundant or are no longer aligned with strategic product offerings. Disposal or abandonment of most of these assets will occur by December 31, 1995.

Two, the company recorded a $216 million charge in sales, operations and general relating primarily to reorganization costs. These costs consist of severance associated with a workforce reduction of approximately 3,000 employees (the majority of whom will be terminated before year end), lease obligations and penalties associated with facilities that will be vacated, and costs to modify and terminate contracts associated with changes in the business organization and strategic product offerings. Cash expenditures for these reorganization costs, most of which will be incurred within the next year, will be funded from operations. In addition, certain legal costs were included in this charge.

Three, there was a charge of $95 million recorded in equity in income (loss) of affiliated companies relating to several investees where restructuring plans have been implemented in the third quarter of 1995 or where product offerings are not expected to generate future cash flows sufficient to recover current carrying values.

After applicable tax benefit, the charge resulted in a reduction to earnings of $518 million, or $.75 per share.

As a result of the reorganization, during 1996, the company expects to realize annual savings of approximately $100 million in sales, operations and general expenses. The depreciation savings from the asset write-downs will partially offset increases in depreciation expense from continuing additions to the communications system.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Sales, Operations and General
-----------------------------

Sales, operations and general expense increased 34.8% and 18.2% year-over-year for the three and nine months ended September 30, 1995, respectively. Excluding the aforementioned $216 million of special charges, sales, operations and general expense increased 12.1% and 10.4% year-over-year for the three and nine months ended September 30, 1995, respectively. This increase was primarily due to (i) increased personnel costs in sales and customer service related to the introduction of new products and services, and increased sales and customer volumes; and, (ii) increased sales and marketing costs due to the introduction of the new Friends & Family, as well as the impact of costs associated with the company's networkMCI Solutions*, networkMCI BUSINESS*** and 1-800-COLLECT programs.

Sales, operations and general expense as a percentage of revenue, excluding the aforementioned special charges, decreased to 27.6% and 27.7% for the three and nine months ended September 30, 1995, respectively, from 27.9% and 28.1% for the corresponding periods in 1994, respectively.


Depreciation Expense
--------------------

Depreciation expense increased year-over-year 16.3% and 18.9% for the three and nine months ended September 30, 1995, respectively. Depreciation as a percent of revenue was 8.5% and 8.7% for the three and nine months ended September 30, 1995, respectively, compared to 8.3% and 8.2% for the same periods in 1994, respectively. This increase was primarily a result of additions to the communications network which were made in order to increase network capacity, redundancy and reliability.


Interest Expense
----------------

Interest expense for the third quarter of 1995 decreased by $8 million from the year-ago period, primarily as a result of a decrease in the average level of debt outstanding and an increase in capitalized interest. On a year-to-date basis, interest expense decreased by $5 million due to the increase in capitalized interest.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Interest Income
---------------

Interest income increased significantly in the three and nine month periods ended September 30, 1995 versus the same periods a year-ago due to the investment of the funds received from British Telecommunications plc (BT) in September 1994. Interest income declined in the third quarter of 1995 and this decline will continue in the fourth quarter of 1995 as cash is used to fund the company's business acquisitions, ventures and alliances.


Equity in Income (Losses) of Affiliated Companies
-------------------------------------------------

The company's equity in losses from its investment in affiliates, exclusive of the aforementioned $95 million for reorganization costs and impairment recognition, was $21 million and $68 million for the three and nine months ended September 30, 1995, respectively. Most of these losses were attributable to Concert Communications Company and In-Flight Phone Corporation.


Weighted Average Shares
-----------------------

Weighted average shares increased approximately 19% year-over-year for the three and nine months ended September 30, 1995 due to the issuance on September 30, 1994 of 108.5 million shares of the total 136 million shares of Class A common stock issued to BT.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


BUSINESS ACQUISITIONS, VENTURES AND ALLIANCES
---------------------------------------------

The company's investments fall into three categories: fully consolidated subsidiaries, equity investees and investment in News Corp. Investments in equity investees are presented on the balance sheet as investment in affiliates, and the company's related share of investee income (losses) is presented on the income statement as equity in income (losses) of affiliated companies. The company's investment in News Corp is accounted for under the cost method and is separately presented on the balance sheet.

The  following  section  provides  a  discussion  of  the  company's   strategic
initiatives in the professional services, multimedia, local, wireless and international markets.


SHL Systemhouse Inc.
--------------------

On September 19, 1995, the company entered into an agreement with SHL Systemhouse Inc. (SHL), a Canadian corporation which provides information technology services to commercial and government enterprises. Pursuant to the tender offer required under the agreement, the company offered to purchase all the outstanding shares of SHL common stock for U.S. $13.00 per share or approximately U.S. $1 billion. On November 13, 1995, the expiration date of the tender offer, the company took up for purchase in excess of 72.4 million shares of SHL common stock tendered pursuant to the tender offer or in excess of 93% of the outstanding shares of SHL common stock. The company expects to purchase the tendered shares on November 16, 1995 and to acquire the shares not tendered in accordance with the provisions of the Canada Business Corporations Act shortly thereafter.

The company anticipates that SHL will provide it with the ability to design, build and manage information solutions that integrate computing and communications technologies for its business customers. As a result, the company will combine its existing professional services organization with SHL, which will operate as a separate division.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

News Corp
---------

On August 2, 1995, the company, after approval by its board of directors of definitive agreements with The News Corporation Limited (News Corp), acquired for $1 billion (i) an aggregate of 51 preferred shares of two U.S. subsidiaries of News Corp (News Triangle Finance, Inc. and News T Investments, Inc.) with a stated value and liquidation preference of $850 million and bearing a dividend coupon rate of 5.147%, and (ii) a 4 year warrant (purchase price of $150 million) to acquire up to approximately 155 million ordinary shares of News Corp for $850 million. The exercise price of the warrant is payable, at the company's option, in cash or through the surrender of the preferred shares. In addition, the company has an option for five years to invest an additional $1 billion under the same terms and for the same consideration as its initial investment. Under certain circumstances, News Corp shall have the right to cause the company to make the additional $1 billion investment or a portion thereof.


MCImetro*
---------

MCImetro, Inc. (MCImetro), the company's wholly-owned local services subsidiary, is a provider of local fiber-optic capacity and competitive access services to the company and other long distance carriers, large businesses and government users of telecommunications services. MCImetro intends to become a single source provider of comprehensive local wireline telecommunications services, encompassing voice, data and enhanced services in key markets throughout the U.S. as regulatory authorities permit. During the third quarter of 1995, MCImetro was granted authority to offer local phone service in an additional 5 states, bringing the total to 13 states in which such authority has been granted. As of September 30, 1995, MCImetro had applications pending in 4 other states. MCImetro has installed Class 5 switches in 7 major cities and by year end 1995, intends to offer switched local phone services in 10 major cities, pending local regulatory approval.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

MCImetro, which currently owns or operates conduit and fiber cable facilities in more than 200 U.S. cities, increased its total route mileage to 2,234 miles and rights-of-way mileage to more than 3,500 miles during the third quarter of 1995. By the end of the third quarter, MCImetro had 24 operational local city networks located in 17 major cities. Detroit, Newark, Chicago, Philadelphia and Pittsburgh were added to the list of cities where Local Choice Direct* service is offered. This family of access services provides businesses with high quality dedicated access connections to a long distance carrier or other service provider. In addition, Local Choice Custom* provides complete network design and implementation for customized network solutions.


Wireless
--------

In September 1995, the company completed its acquisition of Nationwide Cellular Service, Inc. (Nationwide) for approximately $190 million in cash. This acquisition represents part of the company's strategy to provide value-added wireless services integrated with other company services for both consumer and business customers. During the third quarter of 1995, the company also entered into agreements with GTE Mobilnet, BellSouth, McCaw, Frontier and NewPar (a joint venture of Airtouch Communications and Cellular Communications, Inc.) to purchase wireless services for resale. These agreements, including arrangements that Nationwide has with other cellular carriers, gives the company the ability to market wireless services in the top 100 U.S. markets.


AVANTEL
-------

The company plans to increase its investment in AVANTEL, S.A. (AVANTEL), the company's 45% owned business venture formed with Grupo Financiero Banamex-Accival, to approximately $250 million in November 1995. This investment represents approximately half of the company's total anticipated investment in AVANTEL; the remainder is expected to be invested in 1996. In September 1995, AVANTEL received a license from the Secretariat of Communications and Transportation to construct and operate a nationwide fiber-optic telecommunications network in Mexico. AVANTEL plans to provide business customers with certain competitive domestic and international long distance telecommunications services in Mexico when the market opens for competition in August 1996, although certain value added, private line and data services may be offered primarily to business customers prior to that time. A full range of competitive switched long distance services is expected to be offered by AVANTEL beginning in January 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Working Capital
---------------

The company had positive working capital (current assets less current liabilities) of approximately $0.6 billion and $1.8 billion as of September 30, 1995 and December 31, 1994, respectively. The decrease in working capital was primarily due to the investments in News Corp and Nationwide. Increased investment in the company's communications system also contributed to this working capital decline.


Communications System
---------------------

The company continued to invest in its communications system in order to enhance network intelligence and increase network capacity and capability. Cash outflows for its communications system were $2,261 million and $2,081 million for the nine months ended September 30, 1995 and 1994, respectively. The company also proceeded with its plans to deploy advanced network technologies for improved reliability and delivery of advanced services. In addition to the construction of MCImetro's network, the company completed its deployment of Synchronous Optical Network (SONET) rings around Denver and Kansas City during the third quarter of 1995. By year end 1995, the company expects to have a total of 15 SONET rings operational, including two international rings.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Funding of Alliances, Investments and Initiatives
-------------------------------------------------

The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its planned investment in AVANTEL, acquisition of SHL, and investment in MCImetro, through its cash flows from operating activities, existing cash and cash equivalents and marketable securities, its bank credit facility and access to the public markets. Cash and cash equivalents and marketable securities totaled approximately $1.3 billion as of September 30, 1995. The company has available a $2 billion bank credit facility, expiring in July 1999, which supports the company's commercial paper program and may be used in conjunction with the commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. In addition, the company has a $1 billion shelf registration in effect covering debt securities with a range of maturities at either fixed or variable rates. As of September 30, 1995, there were no amounts outstanding under the bank credit facility, commercial paper program or the shelf registration.


CASH FLOWS
----------                                 Nine months ended
(in millions)                                September 30,
                                         1995             1994         Change
                                        -----           ------        -------
Cash from operating
 activities                            $1,999           $1,656        $   343

Cash used for
 investing activities                  (2,218)          (2,584)           366

Cash (used for) from
 financing activities                    (204)           3,917         (4,121)
                                       ------           ------        -------
Net (decrease) increase in
 cash and cash equivalents             $ (423)          $2,989        $(3,412)
                                       ======           ======        =======

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

EBITDA
------

EBITDA (earnings before interest, taxes, depreciation and amortization), excluding the special charges, increased approximately 16% to $2,305 million for the nine months ended September 30, 1995 from $1,994 million for the year-ago period. EBITDA, a measure of the company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, also known as operating cash flow, is often used by analysts when evaluating companies in the telecommunications industry.


Cash from Operating Activities
------------------------------

Cash from operating activities for the nine months ended September 30, 1995 increased year-over-year due to an increase in cash received from the growth in revenue, which was only partially offset by an increase in cash paid to suppliers and employers. Additionally, interest earned on the investment of funds received from BT in September 1994 contributed to the increase in cash from operating activities.


Cash used for Investing Activities
----------------------------------

Cash used for investing activities decreased year-over-year as a result of the proceeds from the net investment activity associated with the company's marketable securities portfolio acquired with BT funds. This decrease was partially offset by the company's investment in News Corp and Nationwide, and the increase in capital expenditures for the nine months ended September 30, 1995, as a result of the continued investment in the company's network.


Cash (used for) from Financing Activities
-----------------------------------------

Cash (used for) from financing activities decreased significantly year-over-year due to the final issuance of Class A common stock to BT on September 30, 1994 and the March 1994 issuance of Senior Notes and debentures which was partially offset by the repayment of commercial paper.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


CURRENT LEGISLATION
-------------------

Congress is considering comprehensive legislation which affects every sector of the telecommunications industry, including opening up local telephone markets to competition and providing for Bell Operating Company (BOC) entry into the long distance telecommunications market. The Senate acted on June 15, 1995 passing S. 652, and the House approved H.R. 1555, its version of telecommunications legislation, on August 4, 1995. In October 1995, Congress selected representatives to a House-Senate conference committee to reconcile differences between the House and Senate versions of the legislation. It is not possible to determine which form of the legislation, if any, will ultimately be enacted into law or its impact on the company.

-----------------------------------------------
* MCImetro, Local Choice Direct, Local Choice Custom and networkMCI Solutions are service marks of MCI Communications Corporation.
** 1-800-COLLECT, Vnet, MCI Vision and Friends & Family are registered service marks of MCI Communications Corporation.
*** networkMCI BUSINESS is a trademark of MCI Communications Corporation.

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

a)Exhibits

Exhibit No.                Description
-----------                -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of September 30, 1995.

         99(a)             Capitalization Schedule as of September 30, 1995.


b)Reports on Form 8-K

The company filed a current report on Form 8-K on September 28, 1995 related to the announcement of the transaction with SHL Systemhouse Inc.

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




                                         MCI COMMUNICATIONS CORPORATION







Date:  November 14, 1995          Signed:  /s/ Douglas L. Maine
                                          ---------------------
                                          Douglas L. Maine

                                          Executive Vice President
                                          and Chief Financial Officer

                                  Signed:  /s/ James M. Schneider
                                          -----------------------
                                          James M. Schneider

                                          Senior Vice President, Finance
                                          and Chief Accounting Officer

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.                  Description
 -----------                  -----------

         11                   Computation of Earnings per Common Share.

         12                   Computation of Ratio of Earnings to Fixed Charges.

         27                   Financial Data Schedule as of September 30, 1995.

         99(a)                Capitalization Schedule as of September 30, 1995.