Form 10-K
period 1995-12-31
MCI COMMUNICATIONS CORP
filed 1996-03-29
CIK 64079

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1995

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _______

                         Commission File Number: 0-6457

                         MCI COMMUNICATIONS CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                   Delaware                         52-0886267
       -------------------------------          -------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)

       1801 Pennsylvania Avenue, N.W., Washington, D.C.    20006
       ------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (202) 872-1600

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
       ----------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock of registrant, which includes the Common Stock and Class A Common Stock, held by non-affiliates was $20,414,632,708 at February 26, 1996, based upon the closing price of the Common Stock on that date.

As of February 26, 1996, registrant had outstanding 555,135,701 shares of Common Stock and 135,998,932 shares of Class A Common Stock.

Documents Incorporated by Reference:

Portions of the Annual Report to Stockholders for the year ended December 31, 1995 - Part II Portions of the Proxy Statement For the 1996 Annual Meeting of Stockholders -
Part III

                                                      PART I
Item 1.  Business

GENERAL
- -------

      MCI* provides a broad range of communication services, including long-distance telecommunication services, local and wireless services and information technology services. The provision of long-distance telecommunication services is MCI's core business. Long-distance telecommunication services comprise a wide spectrum of domestic and international voice and data services, including long-distance telephone services, data communication services, teleconferencing services and electronic messaging services. During each of the last three years, more than 90% of MCI's operating revenues and operating income were derived from its core business. MCI is the second largest carrier of long-distance telecommunication services in the United States and the third largest carrier of international long-distance telecommunication services in the world.

      The communication services industry is in the process of substantial change, providing significant opportunities and risks to its participants. Evolving and newly developed technology, emerging significant competition in the market for long-distance and local telecommunication services, as well as the increasing desire of customers to have most or all of their various communication needs fulfilled by one supplier, are causing companies, including MCI, which offer services primarily in one part of the communication services market, to offer, either directly or through alliances with others, new services to complement their primary services offerings.







- ----------------------
*MCI conducts its business primarily through its subsidiaries. Unless the context otherwise requires, "MCI" or "company" means MCI Communications Corporation, a Delaware corporation organized in August 1968, and its subsidiaries on a consolidated basis. MCI is a registered service mark of MCI Communications Corporation. MCI has its principal executive offices at 1801
Pennsylvania Avenue, N.W., Washington, D.C. 20006 (telephone number (202) 872-1600).

      MCI expects that this expansion into new services will continue and is likely to accelerate as a result of the enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") in February 1996. Among other things, the Telecommunications Act (i) opens the local services market, currently dominated by the Regional Bell Operating Companies ("RBOCs"), to competition by requiring the RBOCs to sell separately their local services and network elements, such as interconnection and local loops, to their new competitors; (ii) allows the RBOCs to provide long-distance telecommunication services in their respective regions once they comply with certain requirements that are intended to promote competition for local services; and (iii) allows the RBOCs to offer long-distance telecommunication services outside their respective regions immediately. See "CORE BUSINESS - COMPETITION" and "CORE BUSINESS - TELECOMMUNICATIONS ACT" below for a further discussion of the Telecommunications Act and its anticipated impact on competition.

      MCI believes that it is positioning itself to capitalize on the opportunities that should be available in the communication services markets. MCI's investment in ventures and developing markets will enable it to offer a variety of local, wireless, information technology and multimedia services. These services, combined with the continued growth and strength of MCI's core business, should enable MCI to compete effectively in these markets and against the RBOCs and any others that seek to enter the long-distance telecommunication services market. See "VENTURES AND DEVELOPING MARKETS BUSINESS" and "CORE BUSINESS" below.

      MCI anticipates that continued substantial capital expenditures will be required to compete effectively in these markets. Competition from the RBOCs and others significantly larger than MCI in financial and other resources will be intense. Due to the rapidly changing nature of these markets and the other factors summarized above, it is not possible to predict the level of MCI's future success, but the company believes that it will compete effectively in providing its services.

      As of December 31, 1995, MCI had approximately 50,000 full-time employees.

CORE BUSINESS
- -------------

      Services
      --------

      MCI provides a wide range of long-distance telecommunication services, including: basic long-distance telephone service; voice and data services over software-defined virtual private networks; private line services; collect calling, operator assistance and calling card services, including prepaid calling cards; toll free or 800 services; 900 services; switched and dedicated Internet access services; and Internet backbone services. The company offers these services individually and in combinations. Through combined offerings, MCI is able to provide customers with benefits such as single billing, unified services for multi-location companies and customized calling plans.

      MCI markets domestic and international voice and data communication services primarily through its long-distance telecommunication subsidiary, MCI Telecommunications Corporation ("MCIT"). Domestic and international long-distance telecommunication, domestic data communication and electronic messaging services are marketed to business, government and residential customers by MCIT's sales organization located throughout the United States. International data communication and electronic messaging services are marketed through MCI International, Inc., a wholly-owned subsidiary of MCI. To a lesser extent, MCI also markets its voice and data communication services domestically and internationally through arrangements with third parties.

      System
      ------

      Domestic long-distance services are provided primarily over MCI's own coast-to-coast optical fiber and terrestrial digital microwave communication system and, to a lesser extent, over transmission facilities leased from other common carriers, utilizing MCI's digital switches. International communication services are provided by submarine cable systems in which MCI holds investment positions, satellites and facilities of other domestic and foreign carriers.

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

      SONET technology, which is currently deployed throughout MCI's domestic network, substantially increases the speed at which data is carried on MCI's network, thereby allowing MCI to provide high-speed multimedia applications and information services throughout its domestic network. In addition, it allows MCI to install customer circuits faster and improves monitoring of the network by anticipating certain problems before they occur. Further, when deployed in a ring design, SONET allows MCI to provide its customers with millisecond restoration of traffic in the event of a network outage. MCI has installed SONET rings in a number of major cities in the U.S. and on all new international gateways. Construction of additional SONET rings are planned for 1996.

      ATM switching technology facilitates the provision of a wide range of data communication services. This technology increases MCI's network switching capabilities, permitting MCI's customers to transmit simultaneously voice, data and video communications over the same line. ATM is currently offered commercially on a substantial portion of MCI's domestic network. MCI plans to have ATM available throughout its domestic network by the end of 1996.

      These network initiatives and continued expansion of the network require substantial capital expenditures. Total capital expenditures were approximately $2.9 billion in both 1995 and 1994, and $1.7 billion in 1993. Approximately $300 million of MCI's capital expenditures for 1995 were for ventures and developing markets business units (See "VENTURES AND DEVELOPING MARKETS BUSINESS - LOCAL SERVICES" below). MCI anticipates that its core business and its ventures and developing markets business units will require total capital expenditures of approximately $3 billion in 1996.

      Local Access
      ------------

      MCI provides customers that utilize large volumes of long-distance telecommunication services with direct access to its long-distance network. Other lower volume customers access MCI's services primarily through local interconnection facilities provided by local exchange carriers ("LECs"), the largest of which are subsidiaries of the RBOCs. To a much lesser extent, local access is provided by MCImetro, Inc. ("MCImetro"), an MCI subsidiary providing local telephone service, and competitive access providers ("CAPs"). The charges for these local interconnection facilities are a significant component of MCI's operating expenses.

      Competition in providing local services, including interconnection services, should increase dramatically as a result of the requirement of the Telecommunications Act that the RBOCs unbundle local services and provide such services at rates that are cost based and non-discriminatory. MCI expects that this anticipated increase in competition in the local services market will lower access and interconnection costs. MCImetro* expects that the unbundling of services will enable it to offer a wider variety of services and increase its revenues. However, the extent to which MCI and MCImetro will benefit cannot be quantified and will be partially dependent upon the prices at which unbundled services are available and the extent new and existing competitors in the local services market are successful in competing with the LECs. See "CORE BUSINESS - TELECOMMUNICATIONS ACT" below for a discussion of the Telecommunications Act and "VENTURES AND DEVELOPING MARKETS BUSINESS- LOCAL SERVICES" below for discussion of the benefits to MCImetro anticipated from the Telecommunications Act.

      Competition
      -----------

      MCI's primary and most vigorous competitor in the domestic and international long-distance telecommunication services market continues to be the long-distance telecommunications unit of AT&T Corp ("AT&T"). AT&T's long-distance telecommunications unit, which is being separated from AT&T's equipment and computer services units, is substantially larger than MCI. In general, MCI's long-distance telecommunication services are priced lower than AT&T's comparable services. Although price is a factor in customer choice, innovation and quality of services, diversity of services, the ability to offer a combination of services, marketing strategy, customer service and other non-price elements are also important competitive factors.

      The Telecommunications Act now allows the RBOCs to provide long-distance telecommunication services internationally and domestically in territories outside of their respective local service regions. The RBOCs may also provide long-distance telecommunication services that are incidental to certain other services (e.g., wireless and video services) in their local regions. The authority to provide long-distance telecommunication service originating outside of their respective regions does not include calls that terminate in-region, such as private line services, 800 services or any equivalent service that terminates in-region and allows the called party to choose the interLATA (see definition of LATA below) carrier. The RBOCs are prohibited from providing a full range of long-distance telecommunication services in their local regions until certain important conditions are met (See "CORE BUSINESS - TELECOMMUNICATIONS ACT" below). The RBOCs own extensive facilities in their regions and have long-standing customer relationships and very substantial capital resources. MCI believes that the RBOCs will eventually become substantial competitors of MCI for long-distance telecommunication services, especially in their local regions.

      In addition to AT&T and the RBOCs, MCI competes with Sprint Corporation ("Sprint"), other facilities-based domestic telecommunication common carriers and numerous resellers of long-distance telecommunication services. MCI also competes with LECs that service a local access transport area ("LATA") in the provision of intraLATA long-distance telecommunication services. As the Telecommunications Act is implemented, companies that operate primarily in a communication services market other than the long-distance telecommunication services market, such as the wireless services and multimedia services markets, are likely to compete with MCI in the long-distance telecommunication services market. Some of these companies have substantial financial and other resources.

      Regulation
      ----------

      The Telecommunications Act broadened the scope of authority of the Federal Communications Commission ("FCC"). See "CORE BUSINESS - TELECOMMUNICATIONS ACT" below for a summary of portions of the Telecommunications Act. The FCC retains its extensive authority to regulate interstate services and local access facilities and services provided by common carriers, including the right to review the interstate rates charged by common carriers, as well as the authority to implement policies that promote competition for all telecommunication services. The Telecommunications Act gives the FCC, in consultation with the Attorney General of the United States, authority to determine when the RBOCs may provide long-distance telecommunication services in their local regions. The FCC was also given authority to preempt state and local action that is inconsistent with the Telecommunications Act. In addition, as part of its interstate regulatory authority, the FCC currently requires all common carriers subject to its jurisdiction to file tariffs for service offerings, although the Telecommunications Act authorizes the FCC to exempt certain carriers from such regulation if it determines that consumers would benefit from the removal of tariff regulation for some or all of their services. The FCC recently instituted a proceeding that contemplates mandatory detariffing by all non-dominant carriers of their domestic services, but left open the possibility of either continued tariffing or permissive (i.e. voluntary) detariffing.

      Under the Telecommunications Act, the states retain their authority to impose requirements necessary to preserve and advance universal telecommunication service, to protect the public safety and welfare, to ensure continued quality of telecommunication services and to safeguard the rights of consumers, subject to FCC authority to preempt state and local action that violates or is inconsistent with the Telecommunications Act. In addition, to the extent MCI provides intrastate long-distance telecommunication services, it is subject to extensive regulation by state regulatory commissions.

      Rates of international communication carriers for traffic from the United States to foreign countries are regulated by the FCC. Revenues from traffic between the foreign country and the United States (with the exception of leased channel services) are generally collected by the originating carrier and shared with the terminating carrier through agreements that are subject to the approval of the FCC and the appropriate overseas agency. In addition to regulation of rates and agreements, the FCC has jurisdiction over international communication facilities located in the United States. The provision of long-distance telecommunication services to a foreign country is subject to the approval of the FCC and the appropriate foreign governmental agencies.

      Telecommunications Act
      ----------------------

      The Telecommunications Act, among other things, allows the RBOCs to offer long-distance telecommunication services outside of their respective regions, and allows the RBOCs to offer such services within their region on a state-by-state basis upon the determination by the FCC that certain criteria have been met. The primary criteria that must be satisfied before an RBOC may be granted authority to offer long-distance telecommunication services in a state within its region are (i) satisfying the requirements of the competitive checklist (the "Competitive Checklist") set forth in the Telecommunications Act; and (ii) the presence of one or more facilities-based competitors in the local services market in the state where authority to offer long-distance telecommunication services is requested.

      The Competitive Checklist includes the requirements that:(i) interconnection be at any technically feasible point and of equal quality as that provided to the RBOC or to other carriers; (ii) access to the RBOC's facilities and equipment, and their features, functions and capabilities, be provided on an unbundled, non-discriminatory basis; (iii) any telecommunication service the RBOC provides at retail to subscribers who are not carriers be offered to carriers for resale, at wholesale rates; (iv) access to poles, ducts, conduits and rights-of-way owned or controlled by the RBOC be provided on a non-discriminatory basis; (v) local loop transmission from the central office to the customer's premises be provided unbundled from local switching or other services; (vi) local transport be provided from the trunk side of a wireline switch unbundled from switching or other services; (vii) local switching be provided unbundled from transport, local loop transmission or other services; (viii) access be provided on a non-discriminatory basis to 911 and Enhanced 911 services, directory assistance services and operator call completion services; (ix) white pages directory listings for customers of the other carrier's telephone exchange service be provided; (x) access to telephone numbers for assignment to the other carrier's telephone exchange service customers be provided on a non-discriminatory basis until telecommunications numbering administration guidelines are established by the FCC and thereafter be provided in accordance with such guidelines; (xi) access to data bases and associated signaling necessary for call routing and completion be provided on a non-discriminatory basis; (xii) interim number portability be provided through remote call forwarding, direct inward dialing trunks or other comparable arrangements until the FCC supersedes such interim arrangements by issuing its number portability rules; (xiii) access to such services or information as are necessary to allow the requesting carrier to implement local dialing parity be provided on a non-discriminatory basis; and
(xiv) reciprocal compensation arrangements be implemented for the origination and termination of telecommunications so as to provide the recovery by each carrier of costs based on a reasonable approximation of the additional costs of terminating calls.

      An RBOC can satisfy the requirement that one or more facilities- based competitors be present in the local services market if it has entered into one or more interconnection and access agreements approved by the applicable state regulatory authority in accordance with the Telecommunications Act, subject to the FCC's determination that such a competitor exists and offers its services to both business and residential customers either predominantly or exclusively over its own network facilities. Under these agreements, the RBOC must provide on a non-discriminatory basis access and interconnection services, at rates which are cost based (which may include a reasonable profit), to the RBOC's network facilities to one or more competing providers of telephone exchange service to residential and business customers.

      In addition, to provide long-distance services in a state in its region, the RBOC must demonstrate that: (i) the RBOC has entered into approved interconnection agreement(s) in the state which satisfy the requirements of the Competitive Checklist; (ii) the RBOC will provide long-distance telecommunication service in a state in its local region only through a separate subsidiary of the RBOC, and dealings with such subsidiary are at arm's length; and (iii) the RBOC's request to provide long-distance telecommunication services in a state in its local region is consistent with the public interest, convenience and necessity.

      The FCC must consult with the Attorney General of the United States to determine whether to grant the RBOC authority to offer long-distance telecommunication services in a state in its local service region is consistent with the public interest, convenience and necessity, and must give substantial weight to the Attorney General's recommendations. The FCC must also consult with the relevant state regulatory authority to verify the RBOC's compliance with the Competitive Checklist requirements. MCI will vigorously seek to ensure that the Telecommunications Act requirement of meaningful facilities-based competition in the local services market in a state in the RBOC's local service region is fully enforced before the RBOC is allowed to provide long-distance telecommunication services in that state.

      Upon the grant of in-region authority, the RBOC is required to provide intraLATA toll dialing parity throughout the applicable state as soon as it exercises such authority. In general, states cannot require such dialing parity until the date that the RBOC is granted in-region interLATA authority or February 8, 1999, whichever is earlier. Importantly, the following categories of states may require such dialing parity sooner: (i) the ten single LATA states, and (ii) the 15 states (of which two are single LATA states) that issued dialing parity orders by December 19, 1995.

      The Telecommunications Act also provides that until the date that an RBOC is authorized to provide long-distance telecommunication services within a state in the RBOC's local services region or February 8, 1999, whichever is earlier, a carrier, such as MCI, serving more than 5% of the United States' presubscribed access lines may not market within a state resold telephone exchange service obtained from the RBOC jointly with interLATA services offered by that carrier. This restriction would not preclude MCI from combining local services provided by MCImetro or another non-RBOC local service provider over its own facilities with MCI's long-distance telecommunication services. The Telecommunications Act also provides that an RBOC is restricted from marketing its local services within any of the states in its region jointly with an affiliate's interLATA services until the RBOC is authorized to offer interLATA services in such state.






VENTURES AND DEVELOPING MARKETS BUSINESS
- ----------------------------------------

      To meet more of the communications needs of its customers and to take advantage of developing opportunities in the communication services market, MCI has been diversifying the communication services it offers through investments in ventures and developing markets businesses. In 1995, MCI recognized $365 million of revenues generated by the ventures and developing markets businesses. MCI anticipates investing in 1996 an estimated $2 billion in existing ventures and developing markets businesses, including the purchase of a high-power direct satellite services license and an additional investment in The News Corporation Limited. See Item 6. Management's Discussion and Analysis and "VENTURES AND DEVELOPING MARKETS BUSINESS - MULTIMEDIA SERVICES" below.

      Local Services
      --------------

      MCImetro was organized in 1993 to enter the local services market and compete with the LECs and CAPs, initially by providing special access services and, when permitted by local regulation, all local services. In 1995, MCImetro had revenues of $108 million, substantially all of which were from sales of services to MCI. Also in 1995, MCImetro had capital expenditures of $265 million and, through completed construction on local networks and the formation of joint ventures or alliances with CAPs, had full or part ownership in 40 local networks in 25 major cities.

      MCImetro provides businesses and governments high quality dedicated access to the MCI network or to the networks of other long-distance telecommunications providers. The access services are provided either on MCImetro's own local city networks or through arrangements with the LECs and CAPs for special access and switched access services. As of December 31, 1995, MCImetro had also been granted authority to offer a full range of local services in 14 states and had applications pending for such services in six other states. As of March 1996, MCImetro had installed 11 Class 5 switches which allow MCImetro to offer local exchange services such as local telephone service, business lines, private branch exchange (PBX) trunks, access services and enhanced services. Although all 11 switches were operational as of March 1996, MCImetro could only offer local exchange services to businesses on eight of the switches located in areas where MCImetro had an approved tariff and agreed interconnection arrangements with the LEC.

      If or when MCImetro will be able to offer a full range of local services in competition with the LECs in all states is unknown. Although the Telecommunications Act establishes a timetable for an RBOC to sell separately its local services and provide them to other carriers on a non-discriminatory basis, prior to receiving in-region authority, it is not known at this time if the timetable will be met. See "CORE BUSINESS - TELECOMMUNICATIONS ACT" above. The pace at which all local services are sold separately, the prices at which MCImetro can purchase such services from the LEC, and the amount of capital MCImetro has to expand its facilities will affect the types of services MCImetro can offer and its ability to compete with the LECs in providing local telecommunications services.

      The LECs have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way and will be MCImetro's primary competitors in the local services market. In addition, it is anticipated that a number of long-distance telecommunication, wireless and cable service providers, will enter the local services market in competition with MCImetro. Some of these potential competitors have substantial financial and other resources. MCImetro will also compete in the local services market with a number of CAPs, a few of which have existing local networks and significant financial resources.

      To the extent MCImetro and others provide intrastate local services, they are also subject to regulation by state regulatory commissions, which have extensive authority to regulate the provision of local services. MCImetro will be required to file tariffs as a competitive local exchange carrier, which filing requirements may be less restrictive than those imposed on the LECs, which are also subject to regulation by the same commissions.

      Wireless Services
      -----------------

      In 1995, MCI acquired Nationwide Cellular Service, Inc. ("Nationwide"), a reseller of cellular phone services and, to a lesser extent, cellular phone equipment. The Nationwide acquisition and the execution of resale agreements with facilities based cellular phone service and paging service providers has positioned MCI to become a significant participant in the cellular phone and paging service markets. MCI expects, through the execution of additional resale agreements, to have the capability to offer cellular phone services to approximately 45% of the population of the United States by the end of 1996. MCI markets these services to both business and residential customers through Nationwide's and MCIT's sales organizations. Revenues for the three months ended December 31, 1995 from these services were $82 million. Revenues are expected to increase in 1996 as MCI increases the number of cities in which it offers cellular phone and paging services and also combines these service offerings with MCI's core business service offerings to meet its customers' needs. At December 31, 1995, MCI had approximately 347,000 cellular phone service subscribers and 465,000 paging service subscribers.

      MCI's primary competitors in the wireless market are AT&T Wireless Services, Airtouch Communications, Inc., 360 Degrees (the former wireless subsidiary of Sprint) and many of the RBOCs, which have facilities based wireless operations. As MCI is not a facilities based wireless operator, its ability to be competitive is dependent on the terms and conditions under which it obtains services and its ability to renew on satisfactory terms its resale agreements to provide cellular phone and paging services. In addition, competition is expected to intensify as the winning bidders in the Personal Communication Services spectrum auctions begin to offer competing services.

      As a reseller, MCI is not subject to any tariffing or licensing requirements by the FCC or state regulatory agencies.

      Information Technology Services
      -------------------------------

      MCI's information technology ("IT") services primarily consist of IT outsourcing, consulting and system integration services, and call center services. MCI provides a broad range of call center services that include fulfillment, billing, data collection, database management, customer service and telemarketing. IT services revenues for the three months ended December 31, 1995, including SHL Systemhouse Inc. ("SHL") revenue from the date of its acquisition by MCI, were $126 million.

      In November 1995, MCI acquired SHL, one of the world's largest providers of IT outsourcing services to commercial and government enterprises. The acquisition of SHL allows MCI to meet the growing demands of its business customers for IT outsourcing services. These services include the design, development and implementation of IT systems with an emphasis on client/server technologies; the management, operation and maintenance of client IT functions as part of outsourcing arrangements; and the delivery and installation of IT hardware and software for clients' services related to such products and training and education of client users.

      MCI serves its IT clients by, (i) working with a client to analyze its IT needs, and, based on this analysis, designing, developing and implementing an integrated client/server IT system; (ii) providing systems operations and management services for a broad range of computing platforms, including mainframe, minicomputer and personal computer, and network environments, such as local-area networks and wide-area networks; and (iii) assessing a client's computing platform and network requirements and then configuring, delivering, installing and testing the needed hardware and software products to meet such requirements. MCI also offers service for IT products and training and education of client IT users.

      Competitors in the IT business include Andersen Consulting, Computer Sciences Corporation, Electronic Data Systems Corporation and Integrated Systems Solutions Corp., a wholly-owned subsidiary of International Business Machines Corporation, all of which have substantial financial and other resources. MCI derives a material amount of its IT revenues from a small number of customers. In addition, MCI faces competition in the IT industry not only for contracts, but also for personnel. There is a shortage of skilled employees and a high turnover rate among skilled employees in the client/server portion of the IT business. However, MCI is not dependent on any single employee or group in providing these services.

      International Services
      ----------------------

      MCI continues to develop global alliances to expand the use and reach of its services and to meet the global needs of its customers.

      Concert Communications Company ("Concert"), is a business venture between British Telecommunications plc ("BT") and MCI in which MCI owns a 24.9% equity interest. Concert** provides global enhanced and value-added telecommunication services, such as packet data, virtual network, frame relay and managed bandwidth services. MCI is the exclusive distributor of Concert services in North, Central and South America, and BT is the exclusive distributor of Concert services in the rest of the world. Since July 1994, MCI has invested $145 million in Concert and intends to continue making contributions to Concert over the next several years in order to maintain its proportionate interest. For the year ended December 31, 1995, Concert's distributors had approximately $300 million in revenue from the sale of Concert's products. As of December 31, 1995, the Concert network had 6,000 communication nodes deployed in over 800 cities in more than 50 countries.

      AT&T and Sprint have also formed global alliances that will compete with Concert. AT&T's WorldPartners is an association of member companies formed in 1993 to provide a family of telecommunication services (private line, frame relay and virtual network services) to multinational customers. Members of the association include AT&T, KDD of Japan, Singapore Telecom, Telstra of Australia, Unisource, Telecom New Zealand, Hong Kong Telecom, Unitel of Canada, Korea Telecom and Telefonica of Spain. Sprint, France Telecom ("FT") and Deutsche Telekom ("DT") have formed Global One, a global partnership which offers an array of international telecommunication services to multinational business customers. As part of the transaction, FT and DT each acquired 10% of Sprint's common stock.

      AVANTEL S.A. de C.V. ("AVANTEL")is a business venture between Grupo Financiero Banamex-Accival, Mexico's largest financial group, and MCI, in which MCI owns a 44.5% equity interest. AVANTEL was formed in 1994 to provide competitive domestic and international long-distance telecommunication services in Mexico using MCI's technology. In September 1995, AVANTEL received a license from the Mexican Secretariat of Communications and Transportation to construct and operate a nationwide fiber-optic telecommunications network in Mexico. AVANTEL plans to provide competitive domestic and international long-distance telecommunication services in Mexico when the market opens for competition for business customers in 1996. As of December 31, 1995, MCI had invested in AVANTEL approximately $250 million, one-half of MCI's total anticipated investment, the remainder of which is expected to be made in 1996.

      In Mexico, Telefonos de Mexico ("TelMex"), the monopoly telecommunications provider, will be AVANTEL's primary competitor. TelMex's financial and other resources are substantially greater than AVANTEL's, and it has an extensive existing customer base.

      In 1992, MCI entered into a strategic alliance with Stentor, an alliance of major Canadian telephone companies, to develop a fully integrated intelligent network linking the United States and Canada. In 1995, Stentor entered into an agreement with Concert to become the exclusive distributor of Concert services in Canada. The Stentor alliance and the AVANTEL joint venture will facilitate the development of a fully integrated, seamless North American network capable of providing services with identical features to customers throughout the United States, Canada and Mexico.

      In addition, MCI owns minority equity interests in telecommunication service providers in New Zealand and Belize and is exploring opportunities in Latin America and other areas of the world.

      Multimedia Services
      -------------------

      In August 1995, MCI invested $1 billion in The News Corporation Limited ("News Corp."). In addition, MCI received a five year option to invest in News Corp. from time to time up to an additional $1 billion in the aggregate. Under certain circumstances, News Corp. has the right from time to time to cause MCI to exercise this option and make additional investments up to $1 billion in the aggregate. MCI, at the request of News Corp., will partially exercise this option and invest $350 million in News Corp. in the first half of 1996.

      In furtherance of the business objectives of this business alliance, MCI anticipates forming ventures with News Corp. and others to compete in various multimedia service markets. MCI and News Corp. are currently discussing the formation of a venture to provide high-powered direct satellite services to homes and offices. High-powered direct satellite service is a point-to- multipoint broadcast service that uses high-powered KU band satellites which are placed in a geosynchronous orbit. High- powered direct satellite service has the capability of delivering a wide range of services, such as subscription television, pay-per- view services, such as movies, concerts and sporting events, and digitized content, such as magazines.

      The proposed venture would offer information and entertainment services to businesses and consumers. The venture would utilize satellites which will operate under a license to be awarded to MCI as a result of a federal spectrum auction in January 1996. MCI submitted a winning bid of $682 million for the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states and Puerto Rico. MCI has entered into an agreement to purchase two satellites, one of which is scheduled for launch in late 1997. MCI anticipates the proposed venture will provide high-powered direct services by late 1997, assuming the first of its satellites is successfully launched according to plan.

      Competition in the high-powered satellite service market will arise from three sources: existing and future high-powered direct satellite service providers with spectrum at locations other than 110-west longitude; medium-power satellite video service providers; and cable companies that operate land based facilities. These competitors have substantial financial resources, existing customer bases and experienced marketing organizations. In addition, it is anticipated that certain long-distance telecommunication service providers and the RBOCS may seek to form alliances with high- powered direct satellite service or other multimedia service providers and compete with MCI in this market. AT&T announced in January 1996 it is acquiring an equity interest in an existing high-powered direct satellite service provider and will begin offering the services and equipment of such provider to AT&T's customers by mid-summer 1996.

      Except for routine FCC licensing of earth station (uplink) facilities to be used in conjunction with the satellites and certain restrictions on use of the spectrum, upon successful completion of the FCC's current review of MCI's post-auction satellite system application, neither MCI nor the proposed venture will be subject to extensive regulation by the FCC. At the state level, the venture will be subject to standard zoning requirements for the placement of uplink facilities. Zoning restrictions by localities on the placement of receive dishes is largely preempted by federal law.

- ---------------------
*  MCImetro is a service mark of MCI.
** Concert is a mark of Concert Communications Company and is used under license.


Item 2.  Properties.
- -------------------

      MCI leases, under long-term leases, portions of railroad, utility and other rights-of-way for its fiber-optic transmission system. MCI also has numerous tower sites, generally in rural areas, to serve as repeater stations in its domestic microwave transmission system. Most of these sites are leased, although MCI does own many of those which are at an intersection of two or more routes of MCI's transmission system. Generally, MCI owns the buildings that serve as switch facilities for the transmission system. In metropolitan areas, MCI leases facilities to serve as operations facilities for its transmission systems.

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

      MCImetro leases under long-term leases or has conduit rights-of-way for the placement of its fiber optic transmission system. MCImetro leases under long-term leases the buildings that house its Class 5 switches and other network and administrative office space. MCImetro also sub-leases administrative and sales office, and operation facility space from MCI.


Item 3.  Legal Proceedings.
- ---------------------------

      Information  regarding  contingencies and legal proceedings is included in
Note 14 of the Notes to Consolidated Financial Statements on page 27 of the company's Annual Report to Stockholders for the year ended December 31, 1995, which has been filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

      None.


Item 10.  Executive Officers of the Registrant.*
- -----------------------------------------------

      The executive officers of MCI, including its subsidiaries, are elected annually and serve at the pleasure of the respective board of directors. They are:

       Name            Age*         Position**

Bert C. Roberts, Jr.    53    Chairman of the Board,
                              Chief Executive Officer, Director

Gerald H. Taylor        54    President and
                              Chief Operating Officer, Director

Timothy F. Price        42    President and
                              Chief Operating Officer,
                              MCI Telecommunications Corporation

Seth D. Blumenfeld      55    President,
                              MCI International, Inc.

John W. Gerdelman       43    Executive Vice President,
                              MCI Telecommunications Corporation

Douglas L. Maine        47    Executive Vice President and
                              Chief Financial Officer

Michael J. Rowny        45    Executive Vice President

Michael H. Salsbury     46    Executive Vice President and
                                General Counsel

James M. Schneider      43    Senior Vice President


- --------------------
 *As of March 1, 1996.
**Unless otherwise indicated, the position is with MCI
Communications Corporation.

      Mr. Roberts has been Chairman of the Board of MCI since June 1992 and Chief Executive Officer of MCI since December 1991. Prior thereto he was President and Chief Operating Officer of MCI from

October 1985 to June 1992 and President of MCIT from May 1983 to
June 1992.  Mr. Roberts has been a director of MCI since 1985.

      Mr. Taylor has been President and Chief Operating Officer of MCI since July 1994 and Vice Chairman of MCIT since July 1995. He was President and Chief Operating Officer of MCIT from April 1994 to July 1995. He was an Executive Vice President and Group Executive of MCIT from September 1993 to April 1994. He was an Executive Vice President of MCIT, serving as President, Consumer Markets, from November 1990 to September 1993. Mr. Taylor has been a director of MCI since September 1994.

      Mr. Price has been President and Chief Operating Officer of MCIT since July 1995. He was an Executive Vice President and Group President of MCIT, serving as Group President, Communication Services, from December 1994 to July 1995. He was an Executive Vice President of MCIT, serving as President, Business Markets, from June 1993 to December 1994. He was a Senior Vice President of MCIT from November 1990 to June 1993, serving as President, Business Services, from
July 1992 to June 1993 and as Senior Vice President, Consumer Markets, from November 1990 to July 1992.

      Mr. Blumenfeld has been President of MCI International, Inc., since September 1984.

      Mr. Gerdelman has been an Executive Vice President of MCIT, serving as President, networkMCI Services, since October 1994. He was a Senior Vice President of MCIT from August 1992 to October 1994. From July 1991 to August 1992, he was President and Chief Executive Officer of MCI Services Marketing, Inc., a company that provided telemarketing services to, and in which a 51% equity interest was held by, MCIT. For more than two years prior thereto, he was Executive Vice President and Chief Operating Officer of Pioneer Teletechnologies, Inc., a company that provided telemarketing services to, and in which a 25% equity interest was owned by, MCIT. Mr. Gerdelman is also a director of General Communication, Inc. ("GCI"), a telecommunications provider in Alaska, of which MCIT owns approximately 33% of the outstanding shares of Class A Common Stock and approximately 31% of the outstanding shares of Class B Common Stock.

      Mr. Maine has been an Executive Vice President of MCI since April 1994. He was a Senior Vice President of MCI from September 1988 to April 1994. Mr. Maine has been Chief Financial Officer of MCI since February 1992. From November 1990 to February 1992, he was a Senior Vice President of MCIT, serving as President of the Southern Division.

      Mr. Rowny has been an Executive Vice President of MCI since
April 1995 and an Executive Vice President of MCIT since June 1994, serving as Executive Vice President, Ventures and Alliances. He was President of MJR Enterprises, a consulting company, from April 1994 to June 1994; Executive Vice President and Chief Financial Officer and a director of ICF Kaiser
International, Inc., an environmental and engineering services company, from April 1992 to April 1994; and Chairman and Chief Executive Officer of Ransohoff Company, a manufacturer of environmental and industrial equipment, from November 1989 to April 1992.

      Mr. Salsbury has been Executive Vice President and General Counsel of MCI since November 1995. He was a partner in the law firm of Jenner & Block for more than five years prior thereto.

      Mr. Schneider has been a Senior Vice President of MCI, serving as Senior Vice President of Corporate Finance, since July 1995. He was a Senior Vice President of MCIT, serving as Senior Vice President of Finance for Consumer Markets, from November 1993 to July 1995 and was a Senior Vice President of MCI, serving as Controller, from September 1993 to November 1993. He was a partner in the national accounting firm of Price Waterhouse LLP for more than five years prior thereto. Mr. Schneider is also a director of GCI.




                    REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
- -----------------------------------------------------------------
Stockholder Matters.
- -------------------

      MCI Common Stock is traded on the NASDAQ National Market. The tables below set forth the high and low sales prices of the Common Stock as reported for the periods indicated.

                                                       1995

                                             HIGH        LOW
                                           --------   ---------

                    1st Quarter            $21 1/4    $17 3/8
                    2nd Quarter             23 1/8     19 7/64
                    3rd Quarter             27 1/8     20 7/8
                    4th Quarter             27 1/2     23 3/4

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
                    2nd Quarter              24 15/16   21 3/8
                    3rd Quarter              25 7/8     21 1/2
                    4th Quarter              25 1/2     17 1/4


      MCI paid cash dividends of $.025 per share of Common Stock in July and December in each of 1994 and 1995 and an equivalent cash dividend on the shares of Series D Preferred Stock and Class A Common Stock outstanding at the applicable record date.

      At February 26, 1996, there were 50,049 holders of record of MCI's Common Stock and 1 holder of record of MCI's Class A Common Stock.

Items 6 through 8.
- -----------------

      The information required by these items is included in pages 4 through 29 of the company's Annual Report to Stockholders for the year ended December 31, 1995. The referenced pages of the company's Annual Report to Stockholders have been filed as Exhibit 13 to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

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

      Information with respect to directors of MCI is incorporated herein by reference to the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in MCI's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").


Item 11.  Executive Compensation.
- --------------------------------

      Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Board of Directors' Committees, Meetings and Fees", "Remuneration of Executive Officers", "Pension Plans" and "Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
- -------------------------------------------------------------
Management.
- ----------

      Information with respect to security ownership is incorporated herein by reference to the information under the captions "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
- --------------------------------------------------------

      Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement.



                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- -----------------------------------------------------------------
Form 8-K.
- --------

(a)    Documents filed as a part of this report.

       (1)  Financial Statements.

           Report of Management

           Report of Independent Accountants

           Income Statements for the years
             ended December 31, 1995, 1994
             and 1993

           Balance Sheets at December 31, 1995
             and 1994

           Statements of Cash Flows for the
             years ended December 31, 1995,
             1994 and 1993

           Statements of Stockholders' Equity
             for the years ended December 31,
             1995, 1994 and 1993

           Notes to Consolidated Financial Statements

      The Financial Statements and Notes thereto are incorporated herein by reference to pages 4 through 29 of the company's Annual
Report to Stockholders for the year ended December 31, 1995.  See
Part II.

       (2)  Financial Statement Schedule.

      The following additional financial data should be read in conjunction with the Financial Statements and Notes thereto which are included in Exhibit 13 to this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not required or applicable or the required information is shown in the Financial Statements or Notes thereto.

          Report of Independent Accountants on
            Financial Statement Schedule

          Valuation and Qualifying Accounts (Schedule II)


      The Report of Independent Accountants on Financial Statement Schedule is on page 30 of this Annual Report on Form 10-K.

      The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K.


       (3)  Exhibits.

        Executive compensation plans and arrangements required to be filed, and which have been filed, with the Commission pursuant to Item 14(c) of this Annual Report on Form 10-K are listed in this Annual Report on Form 10-K as Exhibits 10(a)-(l).


Exhibit No.                          Description
- -----------                          -----------

         3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3 (a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (d) Indenture dated as of February 17, 1995 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4 (d) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (d)             MCI Communications Corporation Executive Incentive
                           Compensation Plan.   (Incorporated by reference to
                           Exhibit 10(e) to registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

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

           (i) Board of Directors Deferred Compensation Plan of Registrant. (Incorporated by reference to Exhibit 10 (e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (j) The Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Appendix A to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (k)             Amendment to the Stock Option Plan of registrant.
                           (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (l) Amendment to the 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Appendix D to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (m) $2,000,000,000 Revolving Credit Agreement dated as of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10 (a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

           (n) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated February 4, 1994.)

           (o) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and British Telecommunications plc and MCI Ventures Corporation and Moorgate (Twelve) Limited and Concert Communications Company. (Incorporated by reference to Exhibit 10 (e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (p)             Warrant  Purchase  Agreement  by and between The News
                           Corporation    Limited    and   MCI    Communications
                           Corporation dated as of August 2, 1995.

           (q) Preferred Stock Purchase Agreement by and among MCI, News Triangle Finance, Inc. and News T Investments,
                        Inc. dated as of August 2, 1995.

        11                 Computation of Earnings per Common Share.

        12                 Computation of Ratio of Earnings to Fixed Charges.

        13 Specified portions (pages 4 through 29) of the registrant's Annual Report to Stockholders for the year ended December 31, 1995.

        21                 Significant Subsidiaries of MCI Communications
                           Corporation.

        23                 Consent of Independent Accountants.

        27                 Financial Data Schedule.

        99 (a)             Valuation and Qualifying Accounts (Schedule II).

           (b)             Capitalization Schedule.


(b)    Reports on Form 8-K.  None.


(c)    Exhibits.

        See Item 14(a)(3) of this Annual Report on Form 10-K.

(d)    Financial Statement Schedules.

        See Items 14(a)(2) and 14(a)(3) of this Annual Report on Form 10-K.

            Report of Independent Accountants on
               Financial Statement Schedule

To the Board of Directors
MCI Communications Corporation

        Our audits of the consolidated financial statements referred to in our report dated January 29, 1996 appearing on page 29 of MCI Communications Corporation's Annual Report to Stockholders for the year ended December 31, 1995 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICE WATERHOUSE LLP
- ------------------------------
PRICE WATERHOUSE LLP


Washington, D.C.
January 29, 1996

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MCI COMMUNICATIONS CORPORATION

                                  /s/ Bert C. Roberts, Jr.
Dated:  March 29, 1996       By: --------------------------
                                      Bert C. Roberts, Jr.
                                    Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 1996 on behalf of the registrant and in the capacities indicated.

Signature                            Title


/s/ Bert C. Roberts, Jr.
- -----------------------------        Principal Executive Officer,
Bert C. Roberts, Jr.                 Director


/s/ Douglas L. Maine
- -----------------------------        Principal Financial Officer
Douglas L. Maine


/s/ James M. Schneider
- -----------------------------        Principal Accounting Officer
James M. Schneider


/s/ Clifford L. Alexander, Jr.
- -----------------------------        Director
Clifford L. Alexander, Jr.


/s/ Judith Areen
- ------------------------------       Director
Judith Areen


/s/ Michael H. Bader
- -----------------------------        Director
Michael H. Bader

- -----------------------------        Director
Sir Peter L. Bonfield


/s/ Richard M. Jones
- -----------------------------        Director
Richard M. Jones


/s/ Gordon S. Macklin
- -----------------------------        Director
Gordon S. Macklin



- -----------------------------        Director
Alfred T. Mockett


/s/ K. Rupert Murdoch
- -----------------------------        Director
K. Rupert Murdoch


/s/ Dr. Alan W. Rudge
- -----------------------------        Director
Dr. Alan W. Rudge


/s/ Richard B. Sayford
- -----------------------------        Director
Richard B. Sayford


/s/ Gerald H. Taylor
- ----------------------------         Director
Gerald H. Taylor


/s/ Judith Whittaker
- -----------------------------        Director
Judith Whittaker


/s/ John R. Worthington
- -----------------------------        Director
John R. Worthington

                                                   Exhibit Index
                                                  ---------------

Exhibit No.                          Description
- -----------                          -----------


         3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3 (a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (d) Indenture dated as of February 17, 1995 between registrant and Citibank, N.A. (Incorporated by reference to Exhibit 4 (d) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (d) MCI Communications Corporation Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10 (e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (i) Board of Directors Deferred Compensation Plan of Registrant. (Incorporated by reference to Exhibit 10 (e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (j) The Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Appendix A to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (k)             Amendment to the Stock Option Plan of registrant.
                           (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (l) Amendment to the 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Appendix D to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (m) $2,000,000,000 Revolving Credit Agreement dated as of July 8, 1994 among MCI Communications Corporation, Bank of America National Trust and Savings Association and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10 (a) to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

           (n) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of Stockholders and Proxy Statement dated February 4, 1994.)

           (o) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and British Telecommunications plc and MCI Ventures Corporation and Moorgate (Twelve) Limited and Concert Communications Company. (Incorporated by reference to Exhibit 10 (e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (p)             Warrant  Purchase  Agreement  by and between The News
                           Corporation    Limited    and   MCI    Communications
                           Corporation dated as of August 2, 1995.

           (q) Preferred Stock Purchase Agreement by and among MCI, News Triangle Finance, Inc. and News T. Investments,
                        Inc. dated as of August 2, 1995.

        11                 Computation of Earnings per Common Share.

        12                 Computation of Ratio of Earnings to Fixed Charges.

        13 Specified portions (pages 4 through 29) of the registrant's Annual Report to Stockholders for the year ended December 31, 1995.

        21                 Significant Subsidiaries of MCI Communications
                           Corporation.

        23                 Consent of Independent Accountants.

        27                 Financial Data Schedule.

        99 (a)             Valuation and Qualifying Accounts (Schedule II).

           (b)             Capitalization Schedule.