Form 10-Q
period 1996-03-31
MCI COMMUNICATIONS CORP
filed 1996-05-15
CIK 64079

PAGE 1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to

                          Commission File Number 0-6547

                         MCI COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                         Delaware                  52-0886267
             (State or other jurisdiction of      (IRS Employer
              incorporation or organization)      Identification No.)

             1801 Pennsylvania Avenue, N.W., Washington, D.C.    20006
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

                                 Yes X          No

As of March 31, 1996, the registrant had outstanding 135,998,932 shares of Class A common stock and 554,501,029 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 1996



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three months ended March 31, 1996
            and 1995                                                           3

            Balance Sheets as of March 31, 1996 and December 31, 1995        4-5

            Statements of Cash Flows for the three months ended
            March 31, 1996 and 1995                                            6

            Statement of Stockholders' Equity for the three months
            ended March 31, 1996                                               7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                      8-10

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11-20


PART II:  OTHER INFORMATION

        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             21


SIGNATURE                                                                     22

EXHIBIT INDEX                                                                 23

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1996            1995
                                                        -------         -------
REVENUE                                                 $ 4,491         $ 3,561
                                                        -------         -------
OPERATING EXPENSES
  Cost of services                                        2,344           1,819
  Sales, operations and general                           1,185             993
  Depreciation                                              381             319
                                                        -------         -------
TOTAL OPERATING EXPENSES                                  3,910           3,131
                                                        -------         -------
INCOME FROM OPERATIONS                                      581             430

Interest expense                                            (50)            (38)
Interest income                                              11              46
Equity in income (losses) of
  affiliated companies                                      (55)            (29)
Other expense, net                                           (3)            (12)
                                                        -------         -------
INCOME BEFORE INCOME TAXES                                  484             397

Income tax provision                                        189             153
                                                        -------         -------
NET INCOME                                              $   295         $   244
                                                        =======         =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARES                              $   .42         $   .36

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                                   701             685

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                          March 31, December 31,
                                                            1996         1995
                                                          ---------   ---------
                                                               (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   424     $   471
  Marketable securities                                         206         373
  Receivables, net of allowance for
    uncollectibles of $270 and $260 million                   3,139       2,954
  Other assets                                                  836         749
                                                            -------     -------
   TOTAL CURRENT ASSETS                                       4,605       4,547
                                                            -------     -------

PROPERTY AND EQUIPMENT, net                                  10,843      10,309

OTHER ASSETS
  Noncurrent marketable securities                               10           -
  Other assets and deferred charges, net                        627         469
  Investment in affiliates                                      453         495
  Investment in News Corp.                                    1,000       1,000
  Goodwill, net                                               2,445       2,481
                                                            -------     -------
   TOTAL OTHER ASSETS                                         4,535       4,445
                                                            -------     -------
   TOTAL ASSETS                                             $19,983     $19,301
                                                            =======     =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                         March 31,  December 31,
                                                           1996          1995
                                                        ---------     ---------
                                                             (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $    987      $    706
  Accrued telecommunications expense                        1,991         1,936
  Other accrued liabilities                                 1,580         1,728
  Long-term debt due within one year                          472           500
                                                         --------      --------
   TOTAL CURRENT LIABILITIES                                5,030         4,870
                                                         --------      --------
NONCURRENT LIABILITIES
  Long-term debt                                            3,579         3,444
  Deferred taxes and other                                  1,418         1,385
                                                         --------      --------
   TOTAL NONCURRENT LIABILITIES                             4,997         4,829
                                                         --------      --------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                         14            14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares                                         60            60
  Additional paid in capital                                6,421         6,405
  Retained earnings                                         4,358         4,063
  Treasury stock, at cost,
    38 and 43 million shares                                 (897)         (940)
                                                         --------      --------
   TOTAL STOCKHOLDERS' EQUITY                               9,956         9,602
                                                         --------      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 19,983      $ 19,301
                                                         ========      ========






See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         1996         1995
                                                      -------      -------
OPERATING ACTIVITIES                                       (In millions)
  Receipts from customers                             $ 4,302      $ 3,385
  Payments to suppliers and employees                  (3,375)      (2,729)
  Taxes paid                                             (206)        (101)
  Interest paid                                           (61)         (61)
  Interest received                                        10           41
                                                      -------      -------
       CASH FROM OPERATING ACTIVITIES                     670          535
                                                      -------      -------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment        (782)        (713)
  Purchases, maturities and sales of
    marketable securities, net                            157         (202)
  Investment in affiliates                                (12)         (27)
  Other, net                                             (146)          (7)
                                                      -------      -------
       CASH USED FOR INVESTING ACTIVITIES                (783)        (949)
                                                      -------      -------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES         (113)        (414)
                                                      -------      -------
FINANCING ACTIVITIES
  Payment of Senior Notes and other debt                 (175)         (60)
  Commercial paper and bank credit facility
    activity, net                                         214            -
  Issuance of common stock for employee plans             142           54
  Purchase of treasury stock                             (115)         (70)
                                                      -------      -------
       CASH FROM (USED FOR) FINANCING ACTIVITIES           66          (76)
                                                      -------      -------
Net decrease in cash and cash equivalents                 (47)        (490)
Cash and cash equivalents - beginning balance             471        1,429
                                                      -------      -------
Cash and cash equivalents - ending balance            $   424      $   939
                                                      =======      =======
Reconciliation of net income to cash from
  operating activities:
Net income                                            $   295      $   244
Adjustments to net income:
  Depreciation and amortization                           396          324
  Equity in (income) losses of affiliated companies        55           29
  Deferred income tax provision                            37           83
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                            (185)        (177)
  Operating accounts payable                              237           94
  Other operating activity accounts                      (165)         (62)
                                                      -------      -------
Cash from operating activities                        $   670      $   535
                                                      =======      =======

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                               Treas.     Total
                        Class A           Addit'l              Stock,    Stock-
                         Common  Common   Paid in  Retained      at    holders'
                          Stock   Stock   Capital  Earnings     Cost     Equity
                         ------  ------   -------  --------   -------   -------
                                           (In millions)
Balance at
  December 31, 1995        $14      $60    $6,405    $4,063     $(940)   $9,602

Common stock issued
  for employee stock
  and benefit plans
  (9 million shares)         -        -        16         -       174       190

Net income                   -        -         -       295         -       295

Treasury stock
  purchased
  (4 million shares)         -        -         -         -      (131)     (131)
                        ------   ------   -------   -------   -------   -------
Balance at
  March 31, 1996           $14      $60    $6,421    $4,358     $(897)   $9,956
                        ======   ======   =======   =======   =======   =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2. PROPERTY AND EQUIPMENT
                                         March 31,  December 31,
                                           1996         1995
                                         --------    ---------
                                             (In millions)
Communications system in service         $ 11,978     $ 11,318
Furniture, fixtures and equipment           2,457        2,432
Other property                                500          493
                                         --------     --------
  Total                                    14,935       14,243
Accumulated depreciation                   (5,514)      (5,238)
Construction in progress                    1,422        1,304
                                         --------     --------
  Total property and equipment, net      $ 10,843     $ 10,309
                                         ========     ========

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3. NEWS CORP. ALLIANCE

In August 1995, the company made an initial investment of $1 billion in The News Corporation Limited (News Corp.). The company also has an option for five years to invest an additional $1 billion under the same terms and for the same consideration as its initial investment. Under certain circumstances, News Corp. has the right to cause the company to make the additional $1 billion investment or a portion thereof. In January 1996, News Corp. exercised a portion of this right by requiring the company to invest $350 million in the first half of 1996. The company accounts for its investment in News Corp., which is in the form of preferred stock and a warrant to obtain News Corp. ordinary shares, under the cost method. For the first quarter of 1996, the company recorded dividend income of $11 million on its preferred stock investment in News Corp.

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million. The company has paid $136 million of the license fee, which is included in "other assets and deferred charges, net", on the accompanying balance sheet. The remainder will be due upon receipt of the license, which is expected later this year. In the first quarter of 1996, the company entered into contracts for the insurance, construction and launch of two high-powered satellites at a cost of approximately $430 million. The company and News Corp. have agreed to form a joint venture to provide digital satellite services to homes and businesses beginning in late 1997. The total cost required to initiate service, including the cost of the license, construction and launch of the satellites, and the related ground facilities, is expected to be approximately $1.3 billion. Each company will own 50% of the joint venture and will share the costs equally.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4. 1995 SPECIAL CHARGE FOR REORGANIZATION

During the third quarter of 1995, the company implemented a reorganization designed to increase efficiency, enhance marketplace effectiveness and improve business focus. The reorganization was largely in response to the rapid changes in business scope, technology and regulation affecting the telecommunications industry. The total pretax operating charge associated with the reorganization was $736 million, which included a $520 million asset write-down and a workforce reduction of approximately 2,800 employees. As of March 31, 1996, approximately 2,500 employees had left the company; the remaining employees are expected to leave during the remainder of 1996. The unexpended portion of the reorganization accrual amounted to $155 million at March 31, 1996, the majority of which will be utilized during the remainder of 1996. This remaining accrual is primarily comprised of costs associated with lease obligations, modification and termination of contracts, employee severance, other business reorganization costs and certain accrued legal costs.


NOTE 5. SUBSEQUENT EVENTS

In April 1996, the company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") that, when declared effective by the SEC, will allow the company to offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of fixed rate cumulative quarterly income preferred securities with a range of maturities. The proceeds from the offering will be used for general corporate purposes.

On May 9, 1996, the company invested the additional $350 million in News Corp., which is discussed in Note 3.

                                     PAGE 11
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

GENERAL
- -------
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the company's Annual Report on Form 10-K for the year ended December 31, 1995.

The company operates predominantly in a single industry segment, the long distance telecommunications industry (core business). Through acquisitions and investments in ventures and alliances, the company has expanded its business into certain developing markets. Provided below is a discussion of the company's consolidated results, along with additional information about the company's core business and its ventures and developing markets businesses.


CONSOLIDATED RESULTS
- --------------------
Total revenue for the first quarter of 1996 was $4,491 million, a 26% increase over total revenue of $3,561 million for the year-ago quarter. Core business revenue growth accounted for approximately 55% of the total year-over-year growth. The remainder of the growth was from activities of companies acquired in 1995, primarily SHL Systemhouse Inc. (SHL) and Nationwide Cellular Service, Inc. (Nationwide).

Total operating expenses increased $779 million or 25% to $3,910 million in the first quarter of 1996 from $3,131 million in the first quarter of 1995. Approximately 60% of the increase was due to the operating expenses of the company's new ventures and developing markets businesses. Operating income increased 35% to $581 million in the first quarter of 1996 compared with the year-ago quarter of $430 million. Operating income for the core business increased 41%, while the ventures and developing markets businesses showed an operating loss in the first quarter of 1996 of $(33) million. Total operating margin improved in the first quarter of 1996 to 12.9% from 12.1% in the first quarter of 1995.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net income was $295 million in the first quarter of 1996, a 21% increase over net income for the year-ago quarter of $244 million. Core business net income increased 42% year-over-year which was partially offset by the net loss of the company's ventures and developing markets businesses of $(83) million. First quarter earnings per share increased 17% to $.42 per share from $.36 per share for the first quarter of 1995.

Cost of services increased 29% and as a percentage of revenue was 52.2% for the first quarter of 1996 compared to 51.1% for the year-ago quarter. Cost of services primarily consists of telecommunications expense and other costs of products and services associated with the ventures and developing markets businesses. Other costs of products and services include equipment, software and information technology services costs. The first quarter year-over-year cost of services increase was attributable to the core business revenue growth and the inclusion of SHL's and Nationwide's operations in the first quarter of 1996, which were not included in the year-ago quarter due to their acquisitions in the second half of 1995.

In the core business, telecommunications expense as a percentage of revenue decreased in the first quarter of 1996 to 50.9% from 51.4% in the year-ago quarter. This decline was a result of decreases in the access and international settlement rates and changes in product mix. The U.S. local exchange carriers have recently filed annual access rate increases to be effective July 1, 1996. While these rate increases will have a minimal impact on access rates the company pays, the company does not expect to see as steep a decline in access and interconnection rates in 1996 as it experienced in 1995.

Sales, operations and general expense increased 19% in the first quarter of 1996 over the year-ago quarter. A majority of this increase was attributable to the inclusion of SHL's and Nationwide's expenses, as well as additional expenditures for increased sales campaigns and customer service. Sales, operations and general expense decreased as a percentage of revenue to 26.4% in the first quarter of 1996 from 27.9% in the year-ago quarter. The decrease was primarily due to cost savings realized from the reorganization initiated in the third quarter of 1995.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Depreciation expense increased 19% or $62 million from the first quarter of 1995. Almost half of the increase was attributable to the depreciation and amortization costs of SHL and Nationwide. The remaining increase was as a result of additions to the communications system network in order to increase network capacity, redundancy and reliability, partially offset by depreciation savings associated with the third quarter 1995 asset write-down. Depreciation expense as a percentage of revenue decreased to 8.5% in the first quarter of 1996 from 8.9% for the year-ago quarter.

Interest expense in the first quarter of 1996 increased $12 million from the year-ago quarter due to increased debt balances as a result of commercial paper issuances and the debt of SHL. Interest income decreased significantly year-over-year due to the lower cash balances that resulted from using cash to fund business acquisitions and investments in ventures and developing markets during the second half of 1995. Equity in losses of affiliated companies increased $(26) million year-over-year to $(55) million for the first quarter of 1996, which is discussed in more detail under the ventures and developing markets results section of the enterprise reporting discussion below. Other expense, net, decreased $9 million from the first quarter of 1995 due to the additional $11 million of dividend income from the investment in News Corp. preferred stock.


ENTERPRISE REPORTING
- --------------------
This section segregates the performance of the company's core business from its investments in ventures and developing markets. The following unaudited information was prepared using all amounts included in the company's interim condensed consolidated financial statements and reflects estimates and allocations that management believes provide a reasonable basis on which to present such information.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

CORE BUSINESS RESULTS
- ---------------------                                  %
Three months ended March 31,        1996     1995   Change
                                  ------   ------   ------
                                   (In millions)
Revenue                           $4,050   $3,550     14.1
EBITDA                               962      751     28.1
Income from operations               614      436     40.8
Net income                        $  378   $  266     42.1


Core business revenue for the first quarter of 1996 grew 14.1% year-over-year and core business traffic grew 21.3%, which resulted in a revenue to traffic variance of (7.2%). The variance was attributable to increased promotional and volume discounts, partially offset by tariff rate increases and revenue growth from international traffic and data products. Also contributing to the variance were lower revenue rates associated with increased sales to resellers and slower year-over-year traffic growth in consumer international products. The company expects the revenue to traffic variance to narrow during the remainder of 1996.

In the business market, year-over-year revenue and traffic continued to grow in the first quarter of 1996 as a result of increases in most segments of the business market, especially in the reseller market. Year-over-year revenue increases were primarily attributable to growth in data products of approximately 30%, 800 products, MCI Vision* and Vnet* products. International traffic grew more than 50% in the first quarter of 1996 from the first quarter of 1995.

For mass markets, which includes the former consumer market group and small business market group, revenue and traffic also grew year-over-year in the first quarter of 1996 due to growth in the company's Friends & Family*, MCI Card* and 800 products. Revenue from the company's collect-calling product, 1-800-COLLECT*, also contributed to the year-over-year revenue growth.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

EBITDA (earnings before interest, taxes, depreciation and amortization), excluding equity in income (losses) of affiliated companies and other expense, net, increased 28% to $962 million in the first quarter of 1996 from $751 million for the year-ago quarter, primarily due to the cost savings realized in sales, operations and general expense as a result of the reorganization in the third quarter of 1995. EBITDA, a measure of the company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA margin increased to 23.8% for the first quarter of 1996 from 21.2% for the year-ago period. Operating income increased 41% year-over-year and operating margin increased from 12.3% to 15.2% in the first quarter of 1996.


VENTURES AND DEVELOPING MARKETS RESULTS
- ---------------------------------------
Three months ended March 31,         1996        1995
                                    -----       -----
                                      (In millions)
Revenue                              $476        $ 24
EBITDA                                  0          (2)
Loss from operations                  (33)         (6)
Equity in income (losses)
  of affiliated companies             (55)        (29)
Net loss                             $(83)       $(22)

The significant year-over-year quarterly changes in the ventures and developing markets business results reflect the impact of several acquisitions in late 1995. The first quarter of 1996 results include the operations of SHL, which was acquired in November 1995, and Nationwide, which was acquired in September 1995. The results of operations for the first quarter of 1995 include primarily the operations of MCImetro, Inc. (MCImetro*). Accordingly, a comparison of year-over-year results is not meaningful and, therefore, is not discussed.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Operating losses of $(33) million for the first quarter of 1996 were driven by multimedia product operating costs and losses from wireless services and MCImetro, which more than offset operating income from SHL's operations. Equity in losses of affiliated companies increased to $(55) million for the first quarter of 1996 from $(29) million for the same period a year-ago. The increase was largely due to costs associated with the company's on-line project with News Corp.; initial start-up costs for Avantel S.A. de C.V. (Avantel), the 44.5% owned business venture with Grupo Financiero Banamex-Accival in Mexico; and the company's share of increased operating losses of ICS Communications, Inc. The increased losses were partially offset by a decrease in the losses of Concert Communications Company (Concert**), a global services venture with British Telecommunications plc (BT) in which the company has a 24.9% interest.

Information Technology Services
- ------------------------------------
Revenue from information technology services for the first quarter of 1996, which includes SHL's operations, was $341 million, which was comprised of $67 million for outsourcing services, $94 million for consulting and systems integration and $180 million for equipment deployment and educational services. EBITDA was $34 million and net loss was $(11) million for the same period. Backlog at March 31, 1996 was $1.5 billion, the majority of which was from the 10 largest customers. The company expects that approximately 25% of the backlog will be delivered in 1996.

Wireless Services
- -----------------
Revenue from wireless services for the first quarter of 1996, which includes Nationwide's operations, was $88 million and was derived from cellular and paging services, as well as equipment sales. EBITDA for the same period was $(4) million and net loss was $(10) million. At March 31, 1996, the company had 373 thousand cellular service subscribers and 548 thousand paging service subscribers.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Local Services
- --------------
During the first quarter of 1996, MCImetro, the company's wholly-owned local services subsidiary, reported revenue of $40 million on sales of fiber-optic capacity and competitive access services, substantially all of which was derived from sales to the company's core business. EBITDA for the quarter ended March 31, 1996 was $(8) million and net loss was $(10) million. During the first quarter of 1996, MCImetro added five local city networks, which brought the total number of operational local city networks to 43 in 28 cities. MCImetro installed an additional Class 5 local switch in the first quarter of 1996, bringing the total to 11. MCImetro also increased its route miles during the quarter from 2,338 to 2,524 and its right-of-way miles from 3,700 to 3,924.

International Services
- ----------------------
For the first quarter of 1996, Concert product sales amounted to approximately $105 million in revenue to its distributors, an increase of approximately 90% from the year-ago period. Concert virtual network service continued to grow with over 90 sites active or becoming operational around the world. For the quarter ended March 31, 1996, the company's share of Concert losses reported in accordance with U.S. generally accepted accounting principles was $(10) million.

During the first quarter of 1996, Avantel continued to expand its network coverage in preparation for the opening of the Mexican market to competition in August 1996. Avantel increased its fiber-optic network in Mexico during the quarter by 43% from 1,540 route miles to 2,200 route miles at March 31, 1996. Capital expenditures for the first quarter of 1996 were $172 million. The company's share of Avantel's losses was $(8) million for the first quarter of 1996.

Multimedia Services
- -------------------
During the first quarter of 1996, the company recorded $11 million in dividend income from its preferred stock investment in News Corp. Under certain circumstances, News Corp. has the right to cause the company to make an additional $1 billion investment or a portion thereof. In January 1996, News Corp. exercised a portion of this right by requiring the company to invest $350 million, which the company invested on May 9, 1996.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million. The company has paid $136 million of the license fee. The remainder will be due upon receipt of the license, which is expected later this year. In the first quarter of 1996, the company entered into contracts for the insurance, construction and launch of two high-powered satellites at a cost of approximately $430 million. The company and News Corp. have agreed to form a joint venture to provide digital satellite services to homes and businesses beginning in late 1997. The total cost required to initiate service, including the cost of the license, construction and launch of the satellites, and the related ground facilities, is expected to be approximately $1.3 billion. Each company will own 50% of the joint venture and will share the costs equally.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

Cash Flows
- ----------
EBITDA increased 28% to $962 million for the first quarter of 1996 from $749 million for the year-ago period and EBITDA margin increased to 21.4% in the first quarter of 1996 from 21.0% for the first quarter of 1995. Cash from operating activities for the first quarter of 1996 increased $135 million year-over-year as a result of the growth in revenue, partially offset by an increase in cash paid to suppliers and employees.

Cash used for investing activities decreased $166 million year-over-year due primarily to the sale or maturity of a portion of the company's marketable securities. Capital expenditures increased to $782 million for the first quarter of 1996 compared to $713 million for the year-ago quarter. The company continues to invest in its networking capabilities through the ongoing development of its Information Technology and network reliability. Network reliability and deployment of Synchronous Optical Network (SONET) and Asynchronous Transfer Mode
(ATM) technologies continue to be a priority to improve the reliability and delivery of advanced services. In addition to the construction of MCImetro's SONET-based local city networks, the company completed the deployment of five additional long distance SONET rings around major metropolitan areas during the first quarter of 1996, bringing the total to 17. By year end 1996, the company expects to have a total of 26 long distance SONET rings operational.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Cash from financing activities was $66 million in the first quarter of 1996 due to the issuance of commercial paper. Cash used for financing activities was $(76) million in the first quarter of 1995 due to the repayment of debt.

Working Capital
- ---------------
The company had working capital (current assets less current liabilities) of $(425) million at March 31, 1996 and $(323) million at December 31, 1995. The decrease in working capital was primarily due to an increase in operating liabilities.

Capital Resources and Liquidity
- -------------------------------
The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its planned investment in Avantel, planned DBS venture costs, and investment in News Corp. and MCImetro, through its cash flows from operating activities, bank credit facility and access to the capital markets. The company has available a $2 billion bank credit facility, expiring in July 2000, which supports the company's commercial paper program and may be used in conjunction with the commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. During the first quarter of 1996, the company issued $1,674 million and repaid $1,460 million of commercial paper borrowings, leaving $919 million of such borrowings outstanding at March 31, 1996. In addition, the company has a $1 billion shelf registration in effect covering debt securities with a range of maturities at either fixed or variable rates. At March 31, 1996, there were no amounts outstanding under the shelf registration.

In April 1996, the company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") that, when declared effective by the SEC, will allow the company to offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of fixed rate cumulative quarterly income preferred securities with a range of maturities. The proceeds from the offering will be used for general corporate purposes.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1995 SPECIAL CHARGE FOR REORGANIZATION
- --------------------------------------
During the third quarter of 1995, the company implemented a reorganization designed to increase efficiency, enhance marketplace effectiveness and improve business focus. The reorganization was largely in response to the rapid changes in business scope, technology and regulation affecting the telecommunications industry. The total pretax operating charge associated with the reorganization was $736 million, which included a $520 million asset write-down and a workforce reduction of approximately 2,800 employees. As of March 31, 1996, approximately 2,500 employees had left the company; the remaining employees are expected to leave during the remainder of 1996. The unexpended portion of the reorganization accrual amounted to $155 million at March 31, 1996, the majority of which will be utilized during the remainder of 1996. This remaining accrual is primarily comprised of costs associated with lease obligations, modification and termination of contracts, employee severance, other business reorganization costs and certain accrued legal costs.


CURRENT INDUSTRY ENVIRONMENT
- ----------------------------
On February 8, 1996, the Telecommunications Act of 1996 ("the Act") was signed into law. The Federal Communications Commission (FCC) has begun several rule making proceedings mandated by the Act, including implementation of those provisions aimed at opening local telephone markets to competition. The FCC is expected to issue final regulations later this year.

In April 1996, four of the seven Regional Bell Operating Companies (RBOCs) proposed two separate mergers. Each of the mergers requires approval by the FCC, the U.S. Department of Justice, and regulatory commissions in a number of states. The company believes that, if approved, these mergers could adversely affect the development of competition in local telephone markets and could ultimately have adverse consequences in other telecommunication markets as well. However, it is too soon to predict whether either or both of the proposed mergers will be approved and, if approved, under what conditions.


- -----------------------------------------------
* MCImetro, 1-800-COLLECT, Vnet, MCI Vision, MCI Card and Friends & Family are registered service marks of MCI Communications Corporation.
** Concert is a mark of Concert Communications Company and is used under license.

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

a)Exhibits

Exhibit No.                Description
- -----------                -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of March 31, 1996.

         99(a)             Capitalization Schedule as of March 31, 1996.


b)Reports on Form 8-K

No reports on Form 8-K were filed by the company during the three month period ended March 31, 1996.

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




                                    MCI COMMUNICATIONS CORPORATION







Date:  May 15, 1996                 Signed:   /s/ James M. Schneider
                                              -----------------------
                                              James M. Schneider

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

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.                  Description
 -----------                  -----------

         11                   Computation of Earnings per Common Share.

         12                   Computation of Ratio of Earnings to Fixed Charges.

         27                   Financial Data Schedule as of March 31, 1996.

         99(a)                Capitalization Schedule as of March 31, 1996.