Form 10-Q
period 1996-06-30
MCI COMMUNICATIONS CORP
filed 1996-08-14
CIK 64079

PAGE 1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

                                 Yes X          No

As of June 30, 1996, the registrant had outstanding 135,998,932 shares of Class A common stock and 551,643,766 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 1996



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and six months ended
            June 30, 1996 and 1995                                            3

            Balance Sheets as of June 30, 1996 and December 31, 1995        4-5

            Statements of Cash Flows for the six months ended
            June 30, 1996 and 1995                                            6

            Statement of Stockholders' Equity for the six months
            ended June 30, 1996                                               7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                     8-11

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12-24


PART II: OTHER INFORMATION

        ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      25-26

        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            27


SIGNATURE                                                                    28

EXHIBIT INDEX                                                                29

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                       Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       ------------------    ------------------
                                          1996       1995       1996       1995
                                       -------    -------    -------    -------
REVENUE                                $ 4,565    $ 3,706    $ 9,056    $ 7,267
                                       -------    -------    -------    -------
OPERATING EXPENSES
  Cost of services                       2,342      1,921      4,686      3,740
  Sales, operations and general          1,229      1,023      2,414      2,016
  Depreciation                             412        325        793        645
                                       -------    -------    -------    -------
TOTAL OPERATING EXPENSES                 3,983      3,269      7,893      6,401
                                       -------    -------    -------    -------
INCOME FROM OPERATIONS                     582        437      1,163        866

Interest expense                           (52)       (36)      (102)       (75)
Interest income                              9         49         20         96
Equity in income (losses) of
  affiliated companies                     (45)       (18)      (100)       (47)
Other income (expense), net                  3         (9)        (1)       (21)
                                       -------    -------    -------    -------
INCOME BEFORE INCOME TAXES AND
  TRUST DISTRIBUTIONS                      497        423        980        819

Income tax provision                       192        163        380        315

Distributions on Trust preferred
  securities                                 5          -          5          -
                                       -------    -------    -------    -------
NET INCOME                             $   300    $   260    $   595    $   504
                                       =======    =======    =======    =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARES             $   .43    $   .38    $   .85    $   .74

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                  698        684        698        685

Dividends declared per common share    $  .025    $  .025    $  .025    $  .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                          June 30,  December 31,
                                                            1996         1995
                                                        ----------- -----------
                                                              (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   415     $   471
  Marketable securities                                         169         373
  Receivables, net of allowance for
    uncollectibles of $270 and $260 million                   3,180       2,954
  Other assets                                                  958         749
                                                            -------     -------
   TOTAL CURRENT ASSETS                                       4,722       4,547
                                                            -------     -------

PROPERTY AND EQUIPMENT, net                                  11,276      10,309

OTHER ASSETS
  Noncurrent marketable securities                               35           -
  Other assets and deferred charges, net                        764         469
  Investment in affiliates                                      422         495
  Investment in News Corp.                                    1,350       1,000
  Goodwill, net                                               2,450       2,481
                                                            -------     -------
   TOTAL OTHER ASSETS                                         5,021       4,445
                                                            -------     -------
   TOTAL ASSETS                                             $21,019     $19,301
                                                            =======     =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
                                                        ----------- -----------
                                                              (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 1,013     $   706
  Accrued telecommunications expense                          1,938       1,936
  Other accrued liabilities                                   1,765       1,728
  Long-term debt due within one year                            440         500
                                                            -------     -------
   TOTAL CURRENT LIABILITIES                                  5,156       4,870
                                                            -------     -------
NONCURRENT LIABILITIES
  Long-term debt                                              3,468       3,444
  Deferred taxes and other                                    1,534       1,385
                                                            -------     -------
   TOTAL NONCURRENT LIABILITIES                               5,002       4,829
                                                            -------     -------
COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURES OF THE COMPANY                 750           -
                                                            -------     -------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                           14          14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares                                           60          60
  Additional paid in capital                                  6,389       6,405
  Retained earnings                                           4,641       4,063
  Treasury stock, at cost,
    41 and 43 million shares                                   (993)       (940)
                                                            -------     -------
   TOTAL STOCKHOLDERS' EQUITY                                10,111       9,602
                                                            -------     -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $21,019     $19,301
                                                            =======     =======




See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                         -------------------
                                                            1996       1995
                                                         --------   --------
                                                            (In millions)
OPERATING ACTIVITIES
  Receipts from customers                                $ 8,796    $ 7,078
  Payments to suppliers and employees                     (6,801)    (5,553)
  Taxes paid                                                (391)      (168)
  Interest paid                                              (86)       (62)
  Interest and dividends received                             37        104
                                                         -------    -------
       CASH FROM OPERATING ACTIVITIES                      1,555      1,399
                                                         -------    -------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment         (1,607)    (1,518)
  Purchases, maturities and sales of
    marketable securities, net                               168        136
  Investment in News Corp.                                  (350)         -
  Investment in DBS                                         (215)         -
  Investment in affiliates                                   (30)      (122)
  Acquisition of businesses                                  (24)       (21)
  Other, net                                                 (43)        12
                                                         -------    -------
       CASH USED FOR INVESTING ACTIVITIES                 (2,101)    (1,513)
                                                         -------    -------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES            (546)      (114)
                                                         -------    -------
FINANCING ACTIVITIES
  Issuance (payment) of Debentures and other debt, net       234        (79)
  Commercial paper and bank credit facility
    activity, net                                           (352)         -
  Issuance of Trust preferred securities, net                726          -
  Issuance of common stock for employee plans                243        110
  Purchase of treasury stock                                (344)      (217)
  Payment of dividends on common stock and
      Class A common stock                                   (17)       (16)
                                                         -------    -------
       CASH FROM (USED FOR) FINANCING ACTIVITIES             490       (202)
                                                         -------    -------
Net decrease in cash and cash equivalents                    (56)      (316)
Cash and cash equivalents - beginning balance                471      1,429
                                                         -------    -------
Cash and cash equivalents - ending balance               $   415    $ 1,113
                                                         =======    =======
Reconciliation of net income to cash from
 operating activities:
Net income                                               $   595    $   504
Adjustments to net income:
  Depreciation and amortization                              821        654
  Equity in (income) losses of affiliated companies          100         47
  Deferred income tax provision                              146        181
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                               (226)      (212)
  Operating accounts payable                                 216        226
  Other operating activity accounts                          (97)        (1)
                                                         -------    -------
Cash from operating activities                           $ 1,555    $ 1,399
                                                         =======    =======
See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                                Treas.    Total
                        Class A            Addit'l              Stock,   Stock-
                         Common  Common    Paid in   Retained    at     holders'
                          Stock   Stock    Capital   Earnings   Cost     Equity
                         ------  ------    -------   --------  -------  -------
                                           (In millions)
Balance at
  December 31, 1995         $14     $60     $6,405     $4,063    $(940) $ 9,602

Common stock issued
  for employee stock
  and benefit plans
  (14 million shares)         -       -        (16)         -      305      289

Net income                    -       -          -        595        -      595

Common stock dividends        -       -          -        (17)       -      (17)

Treasury stock
  purchased
  (12 million shares)         -       -          -          -     (358)    (358)
                          -----   -----     ------     ------    -----  -------
Balance at
  June 30, 1996             $14     $60     $6,389     $4,641    $(993) $10,111
                          =====   =====     ======     ======    =====  =======









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


NOTE 2. PROPERTY AND EQUIPMENT
                                                     June 30,   December 31,
                                                       1996         1995
                                                    ----------  -----------
                                                          (In millions)

Communications system in service                      $ 12,689     $ 11,318
Furniture, fixtures and equipment                        2,709        2,432
Other property                                             508          493
                                                      --------     --------
  Total                                                 15,906       14,243
Accumulated depreciation                                (5,974)      (5,238)
Construction in progress                                 1,344        1,304
                                                      --------     --------
  Total property and equipment, net                   $ 11,276     $ 10,309
                                                      ========     ========

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3. NEWS CORP. ALLIANCE

In August 1995 and May 1996, the company invested $1 billion and $350 million, respectively, in The News Corporation Limited (News Corp.). Under certain circumstances, News Corp. has the right until August 2000 to require the company to make an additional investment of up to an aggregate of $650 million on the same terms and for the same consideration as these initial investments. The company accounts for its investment in News Corp., which is in the form of preferred stock and a warrant to obtain News Corp. ordinary shares, under the cost method. For the three and six months ended June 30, 1996, the company recorded dividend income of $13 million and $24 million, respectively, on its preferred stock investment in News Corp.

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million. The company has paid $136 million of the license fee, which is included in "other assets and deferred charges, net", on the accompanying balance sheet as of June 30, 1996. The remainder will be due upon receipt of the license, which is expected later this year. In March 1996, the company entered into contracts for the insurance, construction and launch of two high-powered satellites at a cost of approximately $430 million. The company and News Corp. have agreed to form a joint venture to provide digital satellite services to homes and businesses beginning in late 1997. The total cost required to initiate service, including the cost of the license, construction and launch of the satellites, and the related ground facilities, is expected to be approximately $1.3 billion.


NOTE 4. LONG-TERM DEBT

On June 24, 1996, the company issued $500 million aggregate principal amount of 7 1/8% Debentures due June 15, 2027 under its existing $1 billion debt shelf registration statement, leaving $500 million available for issuance as of June 30, 1996. The proceeds of the issuance were used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

On May 29, 1996, MCI Capital I, a wholly-owned Delaware statutory business trust (Trust), issued $750 million of 8% Cumulative Quarterly Income Preferred Securities, Series A (preferred securities) due June 30, 2026. The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the company's 8% Junior Subordinated Deferrable Interest Debentures, Series A (Subordinated Debt Securities) due June 30, 2026, the only assets of the Trust. The proceeds from the issuance of the Subordinated Debt Securities were used for general corporate purposes.

Holders of the preferred securities are entitled to receive preferential cumulative cash distributions from the Trust, on a quarterly basis, provided the company has not elected to defer the payment of interest due on the Subordinated Debt Securities to the Trust. The company may elect this deferral from time to time, provided that the period of each such deferral does not exceed five years. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debt Securities at maturity or earlier in an amount equal to the amount of Subordinated Debt Securities maturing or being repaid. In addition, in the event the company terminates the Trust, the Subordinated Debt Securities will be distributed to the then holders of the preferred securities of the Trust.

In connection with the issuance of the preferred securities, the company executed a Trust Agreement, an Indenture, a Guarantee Agreement and an Expense Agreement. These agreements, taken together with the issuance of the Subordinated Debt Securities, constitute a full, irrevocable and unconditional guarantee by the company of all of the Trust's obligations under the preferred securities (the Guarantee). The Guarantee covers payment of the preferred securities' quarterly distributions and payments on maturity or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. If the company does not make interest payments on the Subordinated Debt Securities held by the Trust, the Trust will have insufficient funds to pay such distributions. The obligations of the company under the Guarantee and the Subordinated Debt Securities are subordinate and junior in right of payment to all senior debt of the company.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6. 1995 SPECIAL CHARGE FOR REORGANIZATION

During the third quarter of 1995, the company recorded a pretax operating charge associated with a reorganization of $736 million, which included a $520 million asset write-down and a workforce reduction of approximately 2,800 employees. As of June 30, 1996, the impacted workforce had been reduced by approximately 2,700 employees, with the remaining reduction expected during the second half of 1996. The unexpended portion of the reorganization accrual amounted to $129 million at June 30, 1996, the majority of which will be utilized during the remainder of 1996. This remaining accrual is primarily comprised of costs associated with lease obligations, modification and termination of contracts, employee severance, other business reorganization costs and certain accrued legal costs.


NOTE 7. SUBSEQUENT EVENT

On August 9, 1996, the company issued $300 million aggregate principal amount of 6.95% Senior Notes due August 15, 2006 under its existing $1 billion debt shelf registration statement, leaving $200 million available for issuance as of August 14, 1996. The proceeds of the issuance will be used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program.

                                     PAGE 12
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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


CONSOLIDATED RESULTS
- --------------------
Total revenue for the three and six months ended June 30, 1996 increased 23% and 25% to $4.6 billion and $9.1 billion, respectively, from the comparable periods in 1995. Core business revenue growth accounted for approximately 55% of the total year-over-year growth in each period. The remainder of the growth was primarily from activities of SHL Systemhouse Inc. (SHL) and Nationwide Cellular Service, Inc. (Nationwide), both acquired in late 1995. Total operating expenses increased 22% and 23%, respectively, for the same periods.

Income from operations increased 33% and 34% for the three and six months ended June 30, 1996, respectively, from the comparable periods in 1995. Core business income from operations for the three months ended June 30, 1996 increased 35% year-over-year to $600 million, while the ventures and developing markets businesses operating loss for the quarter increased $(7) million year-over-year to $(15) million. For the six months ended June 30, 1996, income from operations for the core business increased 38% year-over-year to $1,214 million, while the ventures and developing markets businesses operating loss increased $(34) million year-over-year to $(48) million. Operating margins for the three and six months ended June 30, 1996 improved to 12.8% from 11.8% and 11.9% for the same periods in 1995, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net income increased 15% and 18% year-over-year for the three and six months ended June 30, 1996, respectively. Core business net income increased 34% and 38% year-over-year for the three and six months ended June 30, 1996, respectively, while the company's ventures and developing markets businesses for the same periods in 1996 reported net losses of $(69) million and $(152) million, respectively, which losses include the company's equity in the net results of affiliated companies. Second quarter earnings per share increased 13% from the year-ago quarter to $.43 per share and the 1996 six months earnings per share increased 15% from the first six months of 1995 to $.85 per share.

Cost of services increased 22% and 25% year-over-year for the three and six months ended June 30, 1996, respectively. Cost of services primarily consists of telecommunications expense and other costs of products and services associated with the ventures and developing markets businesses. Other costs of products and services include equipment, software and information technology services costs. As a percentage of revenue, cost of services decreased to 51.3% for the three months ended June 30, 1996 from 51.8% for the same period in 1995 due to a higher average revenue rate and reductions in access and international settlement rates. On a year-to-date basis, cost of services increased to 51.7% year-over-year from 51.5%.

In the core business, telecommunications expense as a percentage of revenue decreased in the second quarter of 1996 to 50.4% from 52.2% in the year-ago quarter and on a year-to-date basis, to 50.6% in 1996 from 51.8% in 1995. These declines were largely a result of decreases in access and international settlement rates and higher average revenue rates. While the U.S. local exchange carriers annual access rate increases, which were effective July 1, 1996, will have a minimal impact on access rates the company pays, the company does not expect as steep a decline in access and interconnection rates during the second half of 1996 as it experienced in 1995.

Sales, operations and general expense increased 20% year-over-year for the three and six months ended June 30, 1996. This increase was primarily attributable to an increase in the company's core business revenue, the inclusion of SHL's and Nationwide's expenses, as well as additional expenditures for increased sales campaigns and customer service. Sales, operations and general expense decreased as a percentage of revenue to 26.9% and 26.7% for the three and six months ended June 30, 1996, respectively, from 27.6% and 27.7% for the comparable periods of 1995, respectively. These decreases were primarily due to cost savings realized from the reorganization initiated in the third quarter of 1995.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Depreciation expense increased 27% and 23% year-over-year for the three and six months ended June 30, 1996, respectively. The increase was primarily a result of additions to the communications system network in order to increase network capacity, redundancy and reliability, partially offset by depreciation savings associated with the third quarter 1995 asset write-down. Additional depreciation and amortization associated with the company's acquisitions in late 1995 also contributed to the year-over-year increase. Depreciation expense as a percentage of revenue increased to 9.0% for the second quarter of 1996 from 8.8% for the year-ago quarter and decreased on a year-to-date basis to 8.8% from 8.9% for the first six months of 1995.

Interest expense for the three and six months ended June 30, 1996 increased $16 million and $27 million, respectively, from the year-ago periods due to increased debt balances as a result of commercial paper and Debenture issuances, and the debt of SHL. Interest income declined significantly year-over-year due to the lower cash balances that resulted from the continued use of cash to fund business acquisitions and investments in ventures and developing markets. Equity in income (losses) of affiliated companies more than doubled for the six months ended June 30, 1996 compared to the same period in 1995, primarily due to losses associated with the company's equity investment in ICS Communications, Inc.
(ICS) and the company's multimedia initiatives, which are discussed in more detail under the ventures and developing markets results within the enterprise reporting section below. Other income (expense), net, increased $12 million and $20 million for the three and six months ended June 30, 1996, respectively, from the comparable periods a year ago, due to the $13 million and $24 million of dividend income from the company's preferred stock investment in News Corp. Distributions on Trust preferred securities issued in May 1996 totaled $5 million.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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


CORE BUSINESS RESULTS
- ---------------------
(In millions)                     Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                ----------------------   ----------------------
                                  1996    1995  Change     1996    1995  Change
                                ------  ------  ------   ------  ------  ------
REVENUE                         $4,158  $3,691   12.7%   $8,208  $7,241   13.4%
                                ------  ------  ------   ------  ------  ------
OPERATING EXPENSES
  Cost of services               2,094   1,926    8.7%    4,155   3,749   10.8%
  Sales, operations and general  1,080   1,001    7.9%    2,107   1,977    6.6%
  Depreciation                     384     319   20.4%      732     634   15.5%
                                ------  ------  ------   ------  ------  ------
TOTAL OPERATING EXPENSES         3,558   3,246    9.6%    6,994   6,360   10.0%
                                ------  ------  ------   ------  ------  ------
INCOME FROM OPERATIONS             600     445   34.8%    1,214     881   37.8%

Non-operating income, net            1       4  (75.0)%       2       -      NM
                                ------  ------  ------   ------  ------  ------
INCOME BEFORE INCOME TAXES         601     449   33.9%    1,216     881   38.0%

Income tax provision               229     172  (33.1)%     466     338  (37.9)%
                                ------  ------  ------   ------  ------  ------
NET INCOME                      $  372  $  277   34.3%   $  750  $  543   38.1%
                                ======  ======  ======   ======  ======  ======
NM - not meaningful

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

For the second quarter of 1996, core business revenue grew 12.7% and core business traffic grew 14.5% year-over-year, which resulted in a revenue to traffic variance of (1.8%). The revenue to traffic variance was a result of promotional and volume discounts, partially offset by tariff rate increases and revenue growth from international business traffic and data products. Also contributing to the variance were lower revenue rates associated with sales to resellers and slower year-over-year traffic growth in consumer international products. The second quarter of 1996 revenue to traffic variance improved significantly from the first quarter of 1996 variance of (7.2)% as a result of a more comparable mix of traffic between the second quarter of 1996 and 1995, the impact of rate increases in the residential market, slower growth in the reseller market, and a decline in promotional activities in the consumer market. For the first half of 1996, core business revenue grew 13.4% and core business traffic grew 17.8% year-over-year, which resulted in a revenue to traffic variance of (4.4)%. The company expects the revenue to traffic variances to continue to narrow during the remainder of 1996.

In the business market, year-over-year revenue and traffic continued to grow in the second quarter and first half of 1996 as a result of increases in most segments of the business market. Year-over-year revenue increases were primarily attributable to growth in 800 products, data products, prepaid cards, conference calling and Internet services. International traffic grew approximately 50% year-over-year for the three and six months ended June 30, 1996.

For mass markets, which includes the former consumer market group and small business market group, revenue and traffic also grew year-over-year for the three and six months ended June 30, 1996 from the comparable periods in 1995 due to growth in the company's 800 and collect-calling products. Increased competitive pressure during the second quarter of 1996 continued to affect mass markets revenue and traffic growth.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

EBITDA (earnings before interest, taxes, depreciation and amortization), excluding equity in income (losses) of affiliated companies and other income (expense), net, increased 29% to $984 million for the second quarter of 1996 from $764 million for the year-ago quarter. On a year-to-date basis, EBITDA increased 28% year-over-year to $1,946 million from $1,515 million. EBITDA, a measure of the company's ability to generate cash flows, should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles. Income from operations increased 35% and operating margin increased to 14.4% from 12.1% in the second quarter of 1996 versus the year-ago quarter. In the first half of 1996, income from operations increased 38% year-over-year and operating margin increased to 14.8% in 1996 from 12.2% in 1995. Operating margin improvements were attributable to efficiencies in managing the network and streamlining actions taken in the third quarter of 1995.


VENTURES AND DEVELOPING MARKETS RESULTS
- ---------------------------------------
(In millions)                     Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  ------------------    ------------------
                                     1996       1995       1996       1995
                                  -------    -------    -------    -------
REVENUE                           $   477    $    33    $   953    $    57
                                  -------    -------    -------    -------
OPERATING EXPENSES
  Cost of services                    315         14        633         23
  Sales, operations and general       149         21        307         38
  Depreciation                         28          6         61         10
                                  -------    -------    -------    -------
TOTAL OPERATING EXPENSES              492         41      1,001         71
                                  -------    -------    -------    -------
LOSS FROM OPERATIONS                  (15)        (8)       (48)       (14)

Non-operating expense, net            (46)         -        (89)         -

Equity in income (losses)
  of affiliated companies             (45)       (18)      (100)       (47)
                                  -------    -------    -------    -------
LOSS BEFORE INCOME TAXES             (106)       (26)      (237)       (61)

Income tax benefit                     37          9         85         22
                                  -------    -------    -------    -------
NET LOSS                          $   (69)   $   (17)   $  (152)   $   (39)
                                  =======    =======    =======    =======

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The significant year-over-year quarterly changes in the ventures and developing markets business results reflect the acquisitions in late 1995 of SHL and Nationwide. The 1995 results reflected primarily the operations of MCImetro, Inc. (MCImetro*), a wholly-owned subsidiary of the company.

Loss from operations increased year-over-year for the three and six months ended June 30, 1996 compared to the prior year periods primarily due to multimedia product operating costs and losses from wireless services and MCImetro, which more than offset operating income from SHL's operations. Equity in losses of affiliated companies for the three and six months ended June 30, 1996 more than doubled from the prior year. The increased losses were largely due to increased losses of ICS, costs associated with the company's on-line project with News Corp., and initial start-up costs for Avantel S.A. de C.V. (Avantel), the company's 44.5% owned business venture with Grupo Financiero Banamex-Accival in Mexico. The increased losses were partially offset by a decrease in the losses of Concert Communications Company (Concert**), a global services venture with British Telecommunications plc (BT) in which the company has a 24.9% interest.

Information Technology Services
- -------------------------------
Revenue from information technology services, which was primarily derived from SHL's operations, for the three and six months ended June 30, 1996 was $331 million and $672 million, respectively. EBITDA was $32 million and $66 million for the three and six months ended June 30, 1996, respectively. Net loss for these periods was $(15) million and $(26) million, respectively. Backlog at June 30, 1996 was $1.7 billion, the majority of which was from SHL's 10 largest customers. The company expects that approximately 20% of this estimated backlog will be delivered in 1996.

Wireless Services
- -----------------
Revenue from wireless services for the three and six months ended June 30, 1996, which includes Nationwide's operations, was $96 million and $184 million, respectively, and was derived from cellular and paging services, as well as equipment sales. For the same periods, EBITDA was $(6) million and $(10) million and net loss was $(7) million and $(17) million, respectively. At June 30, 1996, the company had 391 thousand cellular service subscribers and 474 thousand paging service subscribers. Paging subscribers declined during the second quarter of 1996 as the company reduced outbound consumer sales while operational systems are being retooled for a new paging program expected later this year.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Local Services
- --------------
During the three and six months ended June 30, 1996, MCImetro, the company's local services provider, reported revenue of $44 million and $84 million, respectively, on sales of fiber-optic capacity and competitive access services, substantially all of which was derived from sales to the company's core business. For the three and six months ended June 30, 1996, EBITDA was $(12) million and $(20) million, respectively, and net loss was $(15) million and $(25) million, respectively. During the second quarter of 1996, MCImetro added 12 local city networks, which brought the total number of operational local city networks to 55 in 31 cities. MCImetro installed two additional Class 5 local switches in the second quarter of 1996, bringing the total to 13. MCImetro also increased its route miles during the quarter to 2,625 from 2,524 and its right-of-way miles to 4,050 from 3,924.

Global Services
- ---------------
For the three and six months ended June 30, 1996, Concert product sales by its distributors amounted to approximately $139 million and $244 million, respectively, almost double from the year-ago periods. Concert's virtual network service continued to grow with over 90 sites active or becoming operational around the world. For the three and six months ended June 30, 1996, the company's share of Concert's losses reported in accordance with U.S. generally accepted accounting principles was $(6) million and $(16) million, respectively.

During the second quarter of 1996, Avantel continued to expand its network coverage and opened its major switching facility and voice center in July 1996 in preparation for the opening of the Mexican market to competition in August 1996. Avantel increased its fiber-optic network in Mexico during the quarter by 17% from 2,200 route miles to 2,570 route miles at June 30, 1996. Capital expenditures for the first half of 1996 were $303 million. The company's share of Avantel's losses was $(4) million and $(11) million for the three and six months ended June 30, 1996, respectively.

Multimedia Services
- -------------------
In May 1996, the company made an additional investment of $350 million in News Corp., bringing its total investment in News Corp. to $1.35 billion. For the three and six months ended June 30, 1996, the company recorded dividend income of $13 million and $24 million, respectively, on its preferred stock investment in News Corp.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million, of which the company has paid $136 million. The remainder will be due upon receipt of the license, which is expected later this year. In March 1996, the company entered into contracts for the insurance, construction and launch of two high-powered satellites at a cost of approximately $430 million. The company and News Corp. have agreed to form a joint venture to provide digital satellite services to homes and businesses beginning in late 1997. The total cost required to initiate service, including the cost of the license, construction and launch of the satellites, and the related ground facilities, is expected to be approximately $1.3 billion.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

Cash Flows
- ----------
EBITDA, excluding equity in income (losses) of affiliated companies and other income (expense), net, increased 29% to $1,956 million for the first half of 1996 from $1,511 million for the year-ago period. Cash from operating activities for the first half of 1996 increased $156 million year-over-year as a result of strong revenue growth, partially offset by an increase in cash paid to suppliers and employees.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Cash used for investing activities in the first half of 1996 increased $588 million year-over-year due to the additional News Corp. investment of $350 million, DBS venture costs of $215 million and increased network capital expenditures. Capital expenditures for property and equipment increased $89 million year-over-year to $1,607 million for the first half of 1996. The company continued to invest in networking capabilities through the ongoing development of information technology, network reliability and increased Internet capacity. Investment in network reliability and deployment of Synchronous Optical Network (SONET) and Asynchronous Transfer Mode (ATM) technologies continue to be a priority to improve the reliability and delivery of advanced services. In addition to the construction of MCImetro's SONET-based local city networks, the company continued to deploy additional SONET rings around major metropolitan areas for use in the company's long distance network, bringing the total to 26 as of June 30, 1996. By year end 1996, the company expects to have a total of 35 SONET rings operational in its long distance network.

Cash from (used for) financing activities increased significantly from $(202) million in the first half of 1995 to $490 million in 1996 due to the issuance of $750 million of preferred securities and $500 million aggregate principal amount of 7 1/8% Debentures due 2027. Cash inflow from these issuances was partially offset by the repayment of commercial paper, capital lease obligations and other debt.

Working Capital
- ---------------
The company had working capital (current assets less current liabilities) of $(434) million at June 30, 1996 and $(323) million at December 31, 1995. The decrease in working capital was primarily due to an increase in operating accounts payable as a result of timing.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Capital Resources and Liquidity
- -------------------------------
The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including its planned investment in Avantel, planned DBS venture costs, and investments in News Corp. and MCImetro, through its cash flows from operating activities, bank credit facility and access to the capital markets. The company has available a $2 billion bank credit facility, expiring in July 2000, which supports the company's commercial paper program and may be used separately or in conjunction with the commercial paper program to fund short-term fluctuations in working capital and other general corporate requirements. During the first half of 1996, the company issued $3,694 million and repaid $4,046 million of commercial paper borrowings, leaving $353 million of such borrowings outstanding at June 30, 1996.

On May 29, 1996, MCI Capital I, a wholly-owned Delaware statutory business trust (Trust), issued $750 million of 8% Cumulative Quarterly Income Preferred Securities, Series A (preferred securities) due June 30, 2026. The Trust exists for the sole purpose of issuing the preferred securities and investing the proceeds in the company's 8% Junior Subordinated Deferrable Interest Debentures, Series A (Subordinated Debt Securities) due June 30, 2026, the only assets of the Trust. The obligations of the company under the Subordinated Debt Securities are subordinate and junior in right of payment to all senior debt of the company. The proceeds from the issuance of the Subordinated Debt Securities were used for general corporate purposes.

Holders of the preferred securities are entitled to receive preferential cumulative cash distributions from the Trust, on a quarterly basis, provided the company has not elected to defer the payment of interest due on the Subordinated Debt Securities to the Trust. The company may elect this deferral from time to time, provided that the period of each such deferral does not exceed five years. The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debt Securities at maturity or earlier in an amount equal to the amount of Subordinated Debt Securities maturing or being repaid. In addition, in the event the company terminates the Trust, the Subordinated Debt Securities will be distributed to the then holders of the preferred securities of the Trust.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

On June 24, 1996, the company issued $500 million aggregate principal amount of 7 1/8% Debentures due June 15, 2027 under its existing $1 billion debt shelf registration statement and on August 9, 1996, the company issued $300 million aggregate principal amount of 6.95% Senior Notes due August 15, 2006 under the shelf registration statement, leaving $200 million available for issuance as of August 14, 1996. The proceeds of these issuances were and will be used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program.


1995 SPECIAL CHARGE FOR REORGANIZATION
- --------------------------------------
During the third quarter of 1995, the company recorded a pretax operating charge associated with a reorganization of $736 million, which included a $520 million asset write-down and a workforce reduction of approximately 2,800 employees. As of June 30, 1996, the impacted workforce had been reduced by approximately 2,700 employees, with the remaining reduction expected during the second half of 1996. The unexpended portion of the reorganization accrual amounted to $129 million at June 30, 1996, the majority of which will be utilized during the remainder of 1996. This remaining accrual is primarily comprised of costs associated with lease obligations, modification and termination of contracts, employee severance, other business reorganization costs and certain accrued legal costs.


CURRENT INDUSTRY ENVIRONMENT
- ----------------------------
In April 1996, two separate mergers among four of the seven Regional Bell Operating Companies (RBOCs) were proposed. While each of these mergers requires approval of the Federal Communications Commission (the "FCC"), the Department of Justice and regulatory commissions in a number of states, the company believes that the consummation of these mergers could adversely affect the development of competition in local services markets, and may increase the ability of the companies that result from the mergers, each of which will have substantial financial and other resources, to compete in other telecommunications markets, including the company's core business of providing long-distance telecommunication services.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


On August 8, 1996, pursuant to the Telecommunications Act of 1996, the FCC adopted rules relating to the manner in which and the price at which new entrants into local services markets will be able to interconnect with the incumbent local exchange carriers ("ILECs"). These rules provide the framework for resolution at the state level of negotiations or arbitration proceedings between the ILECs and the new entrants regarding local interconnection arrangements.

The company believes that these rules will help to clarify many issues relating to the company's ability to obtain ILEC services and facilities on an economic basis and will generally facilitate competition in the local services markets. In anticipation of entry into these markets, the company's subsidiary, MCImetro, currently has 13 switches installed in major U.S. cities and plans an additional 11 switches by the end of 1996. However, there can be no assurance how these rules will impact the ability of the company to compete successfully in local services markets.


- -----------------------------------------------
* MCImetro is a registered service mark of MCI Communications Corporation. ** Concert is a mark of Concert Communications Company and is used under license.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)The company's annual meeting of stockholders was held on April 25, 1996.

    (b)The nominees for directors of the company set forth in full in the company's Proxy Statement dated March 15, 1996 (Proxy Statement) were elected at the annual meeting.

    (c)Holders of common stock and Class A common stock voted at the annual meeting on the following matters which were set forth in the company's Proxy Statement.

                  (1)  To elect  three  directors  by the  holders  of  common stock, each to serve for a three year term.

                           VOTES (In millions):
                           Nominee                    For              Abstain
                           -------                    ---              -------
                           Judith Areen               447                  10
                           Gerald H. Taylor           447                  10
                           Judith Whittaker           447                  10
                           Broker non-votes:  None

                  (2)  To elect three Class A directors by the holders of Class
                         A common stock, each to serve a one year term.

                           VOTES (In millions):
                           Nominee                    For              Abstain
                           -------                    ---              -------
                           Sir Peter L. Bonfield      136                   -
                           Alfred T. Mockett          136                   -
                           Dr. Alan W. Rudge          136                   -
                           Broker non-votes:  None

                  (3) To approve the company's Senior Executive Incentive Compensation Plan by the holders of common stock and Class A common stock.

                           VOTES (In millions):
                           For:                            550
                           Against:                         31
                           Abstain:                          -
                           Broker non-votes:                12

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


                  (4) To approve Amendment No.2 to the Company's Stock Option Plan by the holders of common stock and Class A common stock.

                           VOTES (In millions):
                           For:                            435
                           Against:                        146
                           Abstain:                          -
                           Broker non-votes:                12

                  (5) To approve Amendment No.2 to the Company's 1990 Stock Purchase Plan by the holders of common stock and Class A common stock.

                           VOTES (In millions):
                           For:                            548
                           Against:                         33
                           Abstain:                          -
                           Broker non-votes:                12

                  (6) To approve Amendment No.1 to the Company's 1988 Directors' Stock Option Plan by the holders of common stock and Class A common stock.

                           VOTES (In millions):
                           For:                            406
                           Against:                        175
                           Abstain:                          -
                           Broker non-votes:                12

                  (7) To approve the appointment by the Board of Directors of Price Waterhouse LLP as independent accountants for the year ending December 31, 1996 by the holders of common stock and Class A common stock.

                           VOTES (In millions):
                           For:                            590
                           Against:                          3
                           Abstain:                          -
                           Broker non-votes:              None

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q



PART II.  OTHER INFORMATION (continued)

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
- -----------                -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of June 30, 1996.

         99(a)             Capitalization Schedule as of June 30, 1996.


b)Reports on Form 8-K

The company filed a Current Report on Form 8-K on June 21, 1996, which reported pursuant to Items 5 and 7.

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




                                        MCI COMMUNICATIONS CORPORATION







Date:  August 14, 1996                  Signed:  /s/ James M. Schneider
                                                -----------------------
                                                James M. Schneider

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

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.               Description
 -----------               -----------

     11                    Computation of Earnings per Common Share.

     12                    Computation of Ratio of Earnings to Fixed Charges.

     27                    Financial Data Schedule as of June 30, 1996.

     99(a)                 Capitalization Schedule as of June 30, 1996.