Form 10-Q
period 1996-09-30
MCI COMMUNICATIONS CORP
filed 1996-11-14
CIK 64079

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

        For the quarterly period ended September 30, 1996

                                       or

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

                                    Yes X No

As of September 30, 1996, the registrant had outstanding 135,998,932 shares of Class A common stock and 548,903,285 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 1996



                                      INDEX


                                                                       Page No.
                                                                       --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and nine months ended
            September 30, 1996 and 1995                                       3

            Balance Sheets as of September 30, 1996 and December 31, 1995   4-5

            Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995                                       6

            Statement of Stockholders' Equity for the nine months
            ended September 30, 1996                                          7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                     8-10

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11-23


PART II:  OTHER INFORMATION


        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            24


SIGNATURE                                                                    25

EXHIBIT INDEX                                                                26

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                    Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                     -----------------        -----------------
                                         1996     1995            1996     1995
                                       ------   ------          ------   ------
REVENUE                                $4,685   $3,862         $13,741  $11,128
                                       ------   ------          ------   ------
OPERATING EXPENSES
  Cost of services                      2,370    2,001           7,056    5,741
  Sales, operations and general         1,304    1,283           3,718    3,298
  Depreciation                            430      328           1,223      973
  Asset write-down                          -      520               -      520
                                       ------   ------          ------   ------
TOTAL OPERATING EXPENSES                4,104    4,132          11,997   10,532
                                       ------   ------          ------   ------
INCOME (LOSS) FROM OPERATIONS             581     (270)          1,744      596

Interest expense                          (51)     (35)           (153)    (109)
Interest income                             7       36              27      131
Equity in income (losses) of
  affiliated companies                    (28)    (116)           (128)    (163)
Other income (expense), net                (1)      (2)             (1)     (23)
                                       ------   ------          ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
  TRUST DISTRIBUTIONS                     508     (387)          1,489      432

Income tax (provision) benefit           (189)     147            (570)    (168)

Distributions on Trust preferred
  securities                               15        -              20        -
                                       ------   ------          ------   ------
NET INCOME (LOSS)                      $  304   $ (240)        $   899  $   264
                                       ======   ======          ======   ======
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARES             $  .44   $ (.35)        $  1.29  $   .38

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                 691      688             695      686

Dividends declared per common share    $    -   $    -         $  .025  $  .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                               September 30,        December 31,
                                                   1996                 1995
                                               -----------          -----------
                                                          (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 250              $   471
  Marketable securities                                130                  373
  Receivables, net of allowance for
    uncollectibles of $265 and $260 million          3,331                2,912
  Other assets                                         944                  749
                                                   -------              -------
   TOTAL CURRENT ASSETS                              4,655                4,505
                                                   -------              -------

PROPERTY AND EQUIPMENT, net                         11,658               10,309

OTHER ASSETS
  Noncurrent marketable securities                      67                    -
  Other assets and deferred charges, net               948                  511
  Investment in affiliates                             399                  495
  Investment in News Corp.                           1,350                1,000
  Goodwill, net                                      2,432                2,481
                                                   -------              -------
   TOTAL OTHER ASSETS                                5,196                4,487
                                                   -------              -------
   TOTAL ASSETS                                    $21,509              $19,301
                                                   =======              =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)
                                               September 30,        December 31,
                                                  1996                  1995
                                               -----------          -----------
                                                         (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     895              $   706
  Accrued telecommunications expense                 1,977                1,936
  Other accrued liabilities                          1,768                1,728
  Long-term debt due within one year                   439                  500
                                                   -------              -------
   TOTAL CURRENT LIABILITIES                         5,079                4,870
                                                   -------              -------
NONCURRENT LIABILITIES
  Long-term debt                                     3,722                3,444
  Deferred taxes and other                           1,629                1,385
                                                   -------              -------
   TOTAL NONCURRENT LIABILITIES                      5,351                4,829
                                                   -------              -------
COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST
  HOLDING SOLELY JUNIOR SUBORDINATED
  DEFERRABLE INTEREST DEBENTURES OF THE COMPANY        750                    -
                                                   -------              -------
STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                  14                   14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares                                  60                   60
  Additional paid in capital                         6,366                6,405
  Retained earnings                                  4,945                4,063
  Treasury stock, at cost,
    44 and 43 million shares                        (1,056)                (940)
                                                   -------              -------
   TOTAL STOCKHOLDERS' EQUITY                       10,329                9,602
                                                   -------              -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $21,509              $19,301
                                                   =======              =======


See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1996           1995
                                                         -------        -------
                                                              (In millions)
OPERATING ACTIVITIES
  Receipts from customers                                $13,267        $10,705
  Payments to suppliers and employees                    (10,457)        (8,476)
  Taxes paid                                                (620)          (261)
  Interest paid                                             (163)          (120)
  Interest received                                           28            151
                                                          ------         ------
       CASH FROM OPERATING ACTIVITIES                      2,055          1,999
                                                          ------         ------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment        (2,423)         (2,261)
  Purchases, maturities and sales of
    marketable securities, net                              176           1,371
  Investment in News Corp.                                 (350)         (1,000)
  Investment in DBS                                        (268)              -
  Investment in affiliates                                  (32)           (145)
  Acquisition of businesses, net of cash acquired           (24)           (194)
  Other, net                                                 (8)             11
                                                         ------          ------
       CASH USED FOR INVESTING ACTIVITIES                (2,929)         (2,218)
                                                         ------          ------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES           (874)           (219)
                                                         ------          ------
FINANCING ACTIVITIES
  Issuance (payment) of Debentures and other debt, net      492            (105)
  Commercial paper and bank credit facility
    activity, net                                          (368)              -
  Issuance of Trust preferred securities, net               726               -
  Issuance of common stock for employee plans               342             202
  Purchase of treasury stock                               (522)           (285)
  Payment of dividends on common stock and
      Class A common stock                                  (17)            (16)
                                                         ------          ------
       CASH FROM (USED FOR) FINANCING ACTIVITIES            653            (204)
                                                         ------          ------
Net decrease in cash and cash equivalents                  (221)           (423)
Cash and cash equivalents - beginning balance               471           1,429
                                                         ------          ------
Cash and cash equivalents - ending balance               $  250          $1,006
                                                         ======          ======
Reconciliation of net income to cash from
 operating activities:
Net income                                                $ 899            $264
Adjustments to net income:
  Depreciation and amortization                           1,267           1,012
  Asset write-down                                            -             520
  Equity in (income) losses of affiliated companies         127             162
  Deferred income tax provision                             192              51
Net change in operating activity accounts
 other than cash and cash equivalents:
  Receivables                                              (419)           (456)
  Operating accounts payable                                122             173
  Other operating activity accounts                        (133)            273
                                                         ------          ------
Cash from operating activities                           $2,055          $1,999
                                                         ======          ======
See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                               Treas.     Total
                          Class A           Addit'l            Stock,    Stock-
                           Common   Common  Paid in Retained     at    holders'
                            Stock    Stock  Capital Earnings    Cost     Equity
                           ------   ------  ------- --------  -------   -------
                                           (In millions)
Balance at
December 31, 1995          $   14   $   60   $6,405   $4,063   $ (940)   $9,602

Common stock issued
  for employee stock
  and benefit plans
  (19 million shares)           -        -      (39)       -      415       376

Net income                      -        -        -      899        -       899

Common stock dividends          -        -        -      (17)       -       (17)

Treasury stock
  purchased
  (20 million shares)           -        -        -        -     (531)     (531)
                            -----    -----   ------   ------  -------   -------
Balance at
  September 30, 1996          $14      $60   $6,366   $4,945  $(1,056)  $10,329
                            =====    =====   ======   ======  =======   =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain prior year information has been reclassified to conform to the current quarter presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2. NEWS CORP. ALLIANCE

In May 1996, the company invested an additional $350 million in The News Corporation Limited (News Corp.). Under certain circumstances, News Corp. has the right until August 2000 to require the company to make an additional investment of up to an aggregate of $650 million on the same terms and for the same consideration as the company's initial investment. The company accounts for its investment under the cost method.

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million. The company has paid $136 million of the license fee as of September 30, 1996. The company expects the Federal Communications Commission (FCC) to issue an Order granting the post auction application and awarding the license conditioned upon payment of the balance of the bid. The company expects the issuance of the Order and the payment of the balance to occur prior to the end of this year. The company and News Corp. have agreed to form a joint venture, in which the company anticipates owning less than a 20% interest, to provide digital satellite services to homes and businesses beginning in late 1997.

NOTE 3. LONG-TERM DEBT

During the nine months ended September 30, 1996, the company issued two series of debt under its $1 billion shelf registration. On June 24, 1996, the company issued $500 million aggregate principal amount of 7 1/8% Debentures due June 15, 2027 and on August 9, 1996, the company issued $300 million aggregate

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

principal amount of 6.95% Senior Notes due August 15, 2006. As of September 30, 1996, $200 million was available for issuance under the shelf registrations. The proceeds of the issuances were used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program. On September 30, 1996, the company filed a new $1 billion shelf registration that, together with the $200 million available under the prior $1 billion shelf registration, will allow the company to issue up to $1.2 billion aggregate principal amount of debt securities with a range of maturities at either fixed or variable rates.

On September 26, 1996, the company entered into a revolving credit loan agreement with several parties, under which the company may borrow up to $2 billion. This agreement expires in September 2001 and replaces the $2 billion revolving credit loan agreement of July 1994. There are no amounts outstanding under this credit facility at September 30, 1996.

NOTE 4. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

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

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

In connection with the issuance of the preferred securities, the company executed a Trust Agreement, an Indenture, a Guarantee Agreement and an Expense Agreement. These agreements, taken together with the issuance of the Subordinated Debt Securities, constitute a full, irrevocable and unconditional guarantee by the company of all of the Trust's obligations under the preferred securities (the Guarantee). The Guarantee Agreement covers payment of the preferred securities' quarterly distributions and payments on maturity or redemption of the preferred securities, but only in each case to the extent of funds held by the Trust. If the company does not make interest payments on the Subordinated Debt Securities held by the Trust, the Trust will have insufficient funds to pay such distributions. The obligations of the company under the Guarantee and the Subordinated Debt Securities are subordinate and junior in right of payment to all senior debt of the company.

NOTE 5.  1995 SPECIAL CHARGE FOR REORGANIZATION

Other accrued liabilities at September 30, 1996 include approximately $115 million related to the reorganization accrual recorded in the third quarter of 1995. The remaining accrual primarily consists of lease obligations for excess facilities, contract termination costs and accrued legal and other business costs.

NOTE 6.  SUBSEQUENT EVENT

On November 3, 1996, the company entered into an Agreement and Plan of Merger with British Telecommunications, plc (BT), a public limited company incorporated under the laws of England and Wales, and Tadworth Corporation (Tadworth), a Delaware corporation and a wholly-owned subsidiary of BT, pursuant to which the company will merge with and into Tadworth (the Merger). As a result of the Merger, each outstanding share of the company's common stock, par value $.10 per share (other than shares held in the treasury of the company or owned by BT or Tadworth or any persons who shall have properly exercised their rights to appraisal under Delaware law), will be converted into the right to receive
(i).54 American Depository Share (ADS) of BT, each representing ten ordinary shares of 25 pence each of BT (with cash being paid in lieu of fractional ADSs), and (ii) $6.00 in cash. The combined company will be named Concert plc and will operate under the BT and MCI brand names in the United Kingdom and the United States, respectively.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger and the transactions contemplated thereby by the stockholders of the company and BT and receipt of required regulatory approvals. It is expected that the merger will be accounted for under the purchase method of accounting.

                                     PAGE 11
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL
-------
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the company's Annual Report on Form 10-K for the year ended December 31, 1995.

The company operates primarily in a single industry segment, the long distance telecommunications industry (core business). Through acquisitions and investments in ventures and alliances, the company has expanded its business into certain developing markets. Provided below is a discussion of the company's consolidated results, along with additional information about the company's core business and its ventures and developing markets (VDM) businesses.

RECENT DEVELOPMENTS
--------------------

On November 3, 1996, the company entered into an Agreement and Plan of Merger with British Telecommunications, plc (BT), a public limited company incorporated under the laws of England and Wales, and Tadworth Corporation (Tadworth), a Delaware corporation and a wholly-owned subsidiary of BT, pursuant to which the company will merge with and into Tadworth (the Merger). As a result of the Merger, each outstanding share of the company's common stock, par value $.10 per share (other than shares held in the treasury of the company or owned by BT or Tadworth or any persons who shall have properly exercised their rights to appraisal under Delaware law), will be converted into the right to receive
(i).54 American Depository Share (ADS) of BT, each representing ten ordinary shares of 25 pence each of BT (with cash being paid in lieu of fractional ADSs), and (ii) $6.00 in cash. The combined company will be named Concert plc and will operate under the BT and MCI brand names in the United Kingdom and the United States, respectively.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger and the transactions contemplated thereby by the stockholders of the company and BT and receipt of required regulatory approvals. It is expected that the merger will be accounted for under the purchase method of accounting.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CONSOLIDATED RESULTS
--------------------
Consolidated revenues for the three and nine months ended September 30, 1996 increased 21% and 24% to $4.7 billion and $13.7 billion, respectively, from the comparable periods in 1995. As further explained below under "Core Business Results", the company's long distance telecommunications service revenue growth accounted for approximately 53% and 54% of the total year-over-year growth for the three and nine months ended September 30, 1996. The remaining growth is primarily due to the company's entrance into the information technology market through the acquisition of SHL Systemhouse, Inc. (Systemhouse) in November 1995 and into the cellular market and the expansion of its paging services through the acquisition of Nationwide Cellular, Inc. (Nationwide) in September 1995.

As reported, income from operations increased $851 million and $1,148 million for the three and nine months ended September 30, 1996, respectively. Operating margins were 12.4% and 12.7% during these periods versus (7)% and 5.4% in the comparable periods of 1995. Net income during the three and nine months ended September 30, 1996 was $304 million and $899 million, respectively, versus a net loss of $240 million and net income of $264 million reported in the comparable periods of 1995, respectively. Reflected in these period-over-period comparisons is the impact of an $831 million pre-tax special charge ($518 million or $.75 per share, after tax) recorded in the third quarter of 1995. This charge was comprised of a pre-tax operating charge of $736 million, which included an asset write-down of $520 million and a $216 million charge in sales, operations and general expenses for reorganization costs. The charge also included a $95 million pre-tax charge relating to certain of the company's equity investments.

Excluding the 1995 special charges, the company's comparative income and earnings results were as follows: Income from operations increased 25% and 31% for the three and nine months ended September 30, 1996, respectively, from the comparable periods in 1995. This growth was predominantly in the core business. The company's VDM businesses reported operating losses during these periods in 1996 of $(32) million and $(80) million, respectively. Consolidated operating margins for the three and nine months ended September 30, 1996 improved to 12.4% and 12.7% from 12.1% and 12% for the same periods in 1995, respectively. Net income increased 11% and 15% year-over-year for the three and nine months ended September 30, 1996, respectively. Core business net income increased 27% and 34% year-over-year for the three and nine months ended September 30, 1996, respectively, while the company's VDM businesses for the same periods in 1996 reported net losses of $(73) million and $(225)

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



million, respectively, which losses include the company's equity in the net results of affiliated companies. Third quarter earnings per share increased 10% from the year-ago quarter to $.44 per share and the 1996 nine months earnings per share increased 13% from the first nine months of 1995 to $1.29 per share.

Cost of services increased 18% and 23% year-over-year for the three and nine months ended September 30, 1996, respectively. Cost of services primarily consists of telecommunications expense and other costs of products and services associated with the VDM businesses. Other costs of products and services include equipment, software and information technology services costs. As a percentage of revenue, cost of services decreased to 50.6% for the three months ended September 30, 1996 from 51.8% for the same period in 1995. On a year-to-date basis, cost of services decreased to 51.3% year-over-year from 51.6%. These decreases were primarily in the core business where telecommunications expense as a percentage of revenue decreased in the third quarter of 1996 to 49.4% from 52.3% in the year-ago quarter and, on a year-to-date basis, to 50.2% in 1996 from 51.9% in 1995. These declines were largely a result of continued maximization of network efficiencies, use of alternative carriers and reductions in international settlement rates.

As reported, sales, operations and general expense increased 2% year over year. Absent the 1995 special charge, sales, operations and general expense increased year-over-year 22% and 21% for the three and nine months ended September 30, 1996, respectively. For the comparative quarter periods, core business accounted for approximately 54% of the total increase primarily due to increases in sales and marketing costs in the quarter to support business markets growth. The remaining 46% is primarily attributable to expenses incurred by Systemhouse and Nationwide. For the nine months ended September 30, 1996, core business results accounted for 41% of the increase due to increases in sales and marketing costs in the second and third quarter of 1996 offset by cost savings related to the company's 1995 reorganization. The remaining increase is due to the operating results of Systemhouse and Nationwide acquired in late 1995 and included in the nine months ended September 30, 1996.

Depreciation expense increased 31% and 26% year-over-year for the three and nine months ended September 30, 1996, respectively. Additions to the communications system network, in order to increase network capacity, redundancy and reliability, accounted for approximately 69% and 67% of the increase for the three and nine months ended September 30, 1996, respectively,

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




offset by depreciation savings related to the asset write-down in September 1995. The remaining increase was primarily comprised of additional depreciation on Systemhouse and Nationwide property and equipment and amortization associated with these acquired companies, representing approximately 23% and 28% of the increase in depreciation expense for the three and nine months ended September 30, 1996, respectively.

Interest expense for the three and nine months ended September 30, 1996 increased $16 million and $44 million, respectively, from the year-ago periods due to increased debt balances as a result of commercial paper and Debenture issuances during the current quarter and year. Interest income declined $29 million year-over-year due to the lower cash balances that resulted from the continued use of cash to fund capital network expenditures, investments in DBS and the company's investments in its VDM businesses.

As reported, equity in losses of affiliated companies improved by $88 million and $35 million for the quarter and year to date period in 1996. Excluding the 1995 special charge, equity in losses of affiliated companies increased by $7 million and $60 million from the comparable quarter and year to date periods in 1995. The increase in losses for the nine months ended September 30, 1996 is primarily the result of increased losses associated with the company's investment in ICS, the company's equity share of its investment in Avantel, a development stage enterprise, and its share of operating expenses of its on-line project.

Other expense, net, decreased by $1 million and $22 million for the three and nine months ended September 30, 1996, respectively, from the comparable periods during 1995 due to dividend income of $15 million and $39 million for the three months and nine months ended September 30, 1996, respectively, from the company's preferred stock investment in News Corp. made in August 1995.

Distributions on Trust preferred securities, issued in May 1996, totaled $15 million for the quarter.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


ENTERPRISE REPORTING
--------------------
This section segregates the performance of the company's core business from its investments in VDM businesses. The following unaudited information was prepared using all amounts included in the company's interim condensed consolidated financial statements and reflects estimates and allocations that management believes provide a reasonable basis on which to present such information.

CORE BUSINESS RESULTS
---------------------
                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  -----------------
                                                      (In millions)

                                              1996      1995       1996    1995
                                            ------    ------    ------   ------
REVENUE                                     $4,274    $3,837   $12,482  $11,078
                                            ------    ------    ------   ------
OPERATING EXPENSES
  Cost of services                           2,111     2,005     6,266    5,754
  Sales, operations and general              1,151     1,238     3,258    3,215
  Depreciation                                 395       325     1,127      959
  Asset write-down                               -       481         -      481
                                            ------    ------    ------   ------
TOTAL OPERATING EXPENSES                     3,657     4,049    10,651   10,409
                                            ------    ------    ------   ------
INCOME (LOSS) FROM OPERATIONS                  617      (212)    1,831      669

Non-operating (expense) income,
  net                                           (3)        1        (1)       1
                                            ------    ------    ------   ------
INCOME BEFORE INCOME TAXES                     614      (211)    1,830      670

Income tax (provision) benefit                (233)       80      (699)    (258)
                                            ------    ------    ------   ------
NET INCOME (LOSS)                           $  381    $ (131)  $ 1,131  $   412
                                            ======    ======    ======   ======

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

For the third quarter of 1996, core business revenue grew 11.4% and core business traffic grew 11% year-over-year, which resulted in a revenue to traffic variance of .4%. The revenue to traffic variance, which was an improvement from the year-over-year variance reported in the second quarter of 1996, was a result of the improved mix of higher margin product sales in the business and consumer markets, a more comparable mix of carrier traffic over the third quarter of 1995 and a reduction in consumer promotional activities. These revenue gains were partially offset by increased provisions for uncollectibles during the quarter as a result of tightening credit policies. For the first nine months of 1996, core business revenue grew 12.7% and core business traffic grew 15.4% year-over-year, which resulted in a revenue to traffic variance of (2.7)%. The company expects the year-over-year annual revenue to traffic variance to continue to narrow in the fourth quarter of 1996.

Most segments of the business market increased year-over-year revenue and traffic in the third quarter 1996 and nine months ended September 30, 1996. Year-over-year product revenue increases were primarily attributable to growth in Prism I*, data, 800, prepaid cards, Internet and conference calling products. International traffic grew approximately 50% year-over-year for the three and nine months ended September 30, 1996.

In the mass markets, which includes the former consumer and small business market groups, competitive pressures continued to affect revenue and traffic growth. While customer churn has increased on a year-over-year basis, efforts to focus on revenue per customer and profitability have resulted in a sequential decline in churn. On a year-over-year basis, mass markets' growth was primarily in Intralata, Personal 800* and 1-800-COLLECT* products.

Excluding the 1995 special charges, income from operations increased 27% and operating margin increased to 14.4% from 12.6% in the third quarter of 1996 versus the year-ago quarter. In the first nine months of 1996, income from operations increased 34% year-over-year and operating margin increased to 14.7% in 1996 from 12.3% in 1995. Operating margin improvements were attributable to reductions in international settlement costs, productivity improvements in the sales force, efficiencies in managing the network and streamlining actions taken in the third quarter of 1995.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Excluding the 1995 special charges,  EBITDA  (earnings  before interest,  taxes, depreciation and amortization), excluding equity in income (losses) of affiliated companies and other income (expense), net, increased 25% to $1,012 million for the third quarter of 1996 from $810 million for the year-ago quarter. On a year-to-date basis, EBITDA increased 27% year-over-year to $2,958 million from $2,325 million. EBITDA, a measure of the company's ability to generate cash flows, does not represent net income or cash flows from operating, investing and financing activities as defined by generally accepted accounting principles and should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles.


VENTURES AND DEVELOPING MARKETS RESULTS
---------------------------------------
                                           Three Months Ended Nine Months Ended
                                              September 30,      September 30,
                                           ------------------ -----------------
                                                       (In millions)

                                                1996     1995     1996     1995
                                               -----    -----    -----    -----
REVENUE                                        $ 474      $50   $1,427     $107
                                               -----    -----    -----    -----
OPERATING EXPENSES
  Cost of services                               318       22      951       45
  Sales, operations and general                  153       44      460       82
  Depreciation                                    35        3       96       13
  Asset write-down                                 -       39        -       39
                                               -----    -----    -----    -----
TOTAL OPERATING EXPENSES                         506      108    1,507      179
                                               -----    -----    -----    -----
LOSS FROM OPERATIONS                             (32)     (58)     (80)     (72)

Non-operating (expense) income, net              (57)      (2)    (146)      (2)

Equity in income (losses)
  of affiliated companies                        (28)    (116)    (128)    (163)
                                               -----    -----    -----    -----
LOSS BEFORE INCOME TAXES                        (117)    (176)    (354)    (237)

Income tax benefit                                44       67      129       89
                                               -----    -----    -----    -----
NET LOSS                                       $ (73)   $(109)   $(225)   $(148)
                                               =====    =====    =====    =====

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The significant year-over-year changes in the VDM business results reflect the acquisitions in late 1995 of Systemhouse and Nationwide. The 1995 operating results consisted primarily of the operations of MCImetro, Inc. (MCImetro*), a wholly-owned subsidiary of the company.

Excluding the 1995 special charge, loss from operations increased year-over-year for the three and nine months ended September 30, 1996 compared to the same periods in the prior year primarily due to product operating costs and losses from wireless services and MCImetro. Equity in losses of affiliated companies increased for the three and nine months ended September 30, 1996 compared to the same periods in the prior year. The increased losses for the three and nine months ended September 30, 1996 as compared to 1995 were largely due to increased losses of ICS, initial start-up costs for Avantel S.A. de C.V. (Avantel), the company's 44.5% owned business venture with Grupo Financiero Banamex-Accival in Mexico, and costs associated with the company's on-line project with News Corp.

Information Technology Services
-------------------------------
Revenue from information technology services, which was primarily generated from Systemhouse's operations, for the three and nine months ended September 30, 1996 was $339 million and $1,010 million, respectively. Income from operations was $2 million and $29 million for the three and nine months ended September 30, 1996 and net loss, which includes allocated interest, was $(19) million and $(46) million, respectively. EBITDA was $21 million and $87 million for the same periods. A discussion of results of operations and EBITDA for comparable periods during 1995 is not meaningful due to the company's acquisition of Systemhouse in November 1995. Systemhouse has increased its mix of revenue from deployment services which has resulted in reduced operating margins during the three months ended September 30, 1996. In addition, Systemhouse has incurred expenses relating to infrastructure investment to expand its systems integration practice in the United States. Systemhouse's backlog at September 30, 1996 was approximately $2 billion, the majority of which was from its 10 largest customers. The company expects that approximately 14% of this estimated backlog will be delivered in the fourth quarter of 1996.

Wireless Services
-----------------
Revenue from wireless services, which is comprised primarily of the operations of Nationwide, amounted to $83 million and $267 million for the three and nine months ended September 30, 1996, respectively, as compared to $9 million and $11 million for the comparable periods of 1995. Wireless revenues are derived from cellular and paging services and equipment sales. The increase in revenues

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



for the three and nine month periods in 1996 is the direct result of the acquisition of Nationwide in September 1995.

Loss from operations was $(9) million and $(26) million and net loss was $(9) million and $(27) million for the three and nine months ended September 30, 1996, respectively. EBITDA was $(4) million and $(14) million for the three and nine months ended September 30, 1996, respectively. A discussion of results of operations and EBITDA for the corresponding periods of 1995 is not meaningful due to the acquisition of Nationwide in September 1995. At September 30, 1996, the company had 407 thousand cellular service subscribers, up 28% from the comparable period in 1995, and 342 thousand paging service subscribers. Paging subscribers declined during the third quarter of 1996 as the company proactively terminated paging offerings to consumers in the second quarter of 1996 to revise the infrastructure. The company anticipates re-launching the service late in the fourth quarter of 1996 or the first quarter of 1997.

Local Services
--------------
During the three and nine months ended September 30, 1996, MCImetro*, the company's local services provider, reported revenue of $45 million and $129 million, respectively, on sales of fiber-optic capacity and competitive access services, substantially all of which were to the company's core business. For the three and nine months ended September 30, 1996, loss from operations was $(25) million and $(58) million and net loss was $(19) million and $(44) million, respectively. EBITDA was $(15) million and $(35) million, respectively, for the same periods. During the third quarter of 1996, MCImetro added 6 local city networks, which brought the total number of operational local city networks to 61 in 34 cities. During the third quarter of 1996, MCImetro increased its route miles to 2,769 from 2,625 and its right-of-way miles to 4,114 from 4,050.

Global Services
---------------
For the three and nine months ended September 30, 1996, Concert Communications Company** product sales by its distributors amounted to $160 million and $404 million, respectively, an increase of greater than 100% from the comparable year-ago periods. Concert's virtual network service continued to grow with over 90 sites active or becoming operational around the world. For the three and nine months ended September 30, 1996, the company's share of Concert's losses reported in accordance with U.S. generally accepted accounting principles was $(7) million and $(23) million, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


On August 12, 1996, Avantel became the first company to provide competitive long distance service in the Mexican telecommunications market and launched the first branded Mexico to United States collect calling product and two new dialing products targeted to consumers and businesses. Avantel increased its fiber-optic network in Mexico during the quarter by 31% to 3,355 route miles at September 30, 1996. Avantel's capital expenditures, substantially related to the development of its communication system, were approximately $400 million for the nine months ended September 30, 1996. Avantel's operating expenses are expected to increase in the fourth quarter directly related to the launch of long distance service and the need for additional workforce to support new customers. The company's share of Avantel's losses was $(9) million and $(20) million for the three and nine months ended September 30, 1996, respectively.

Multimedia  Services
-------------------
For the three and nine months ended September 30, 1996, the company recorded dividend income of $15 million and $39 million, respectively, on its preferred stock investment in News Corp.

In January 1996, the company won the last national  direct  broadcast  satellite
(DBS) license with a bid of $682 million, of which the company has paid $136 million and expects to pay the remainder prior to the end of this year. In March 1996, the company entered into contracts for the insurance, construction and launch of two high-powered satellites at a cost of approximately $430 million. The company and News Corp. have agreed to form a joint venture, in which the company anticipates owning less than a 20% interest, to provide digital satellite services to homes and businesses in the United States beginning in late 1997. The total cost required to initiate service, including the cost of the license, construction and launch of the satellites, and the related ground facilities, is expected to be approximately $1.3 billion.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Cash Flows
----------
Cash from operating activities for the first nine months of 1996 increased to $2,055 million from the comparable period in 1995 primarily due to the 24% growth in revenues and the associated collections from customers offset by increased cash paid to local exchange carriers, suppliers and employees.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net cash used for investing activities increased by $711 million. The net increase was primarily due to a reduction from the prior year in cash proceeds received from the sale of marketable securities of $1.2 billion offset by a $650 million decrease in the amount the company invested in News Corp. in 1996. Also contributing to the net increase in cash used for investing activities were increases in capital expenditures of $162 million, primarily related to the continuing investment in networking capabilities, $136 million for the 20% downpayment of the license fee for the DBS orbital spectrum slot and $132 million of DBS satellite construction costs.

Cash proceeds from financing activities increased by approximately $860 million due to the issuances of the $750 million of 8% Cumulative Quarterly Income Preferred Securities due June 30, 2026, $500 million aggregate principal amount of 7 1/8% debentures due June 15, 2027 and $300 million aggregate principal amount of 6.95% senior notes due August 15, 2006. Additionally, $342 million was received for issuances of stock under the employee stock and benefit plans. Gross proceeds received under these issuances were offset by repayments of commercial paper and other debt of approximately $370 million and $310 million, respectively, treasury stock repurchases of approximately $520 million and dividends paid on common stock and Class A common stock of $17 million.

Capital  Resources  and  Liquidity
----------------------------------
The company believes that it will be able to meet its current and long-term liquidity and capital requirements, including the $247.5 million planned investment in Avantel, planned DBS venture costs, and investments in News Corp. and MCImetro, through its cash flows from operating activities, bank credit facility, debt shelf registrations and access to the capital markets. During September 1996, the company replaced its bank credit facility with a new $2 billion bank credit facility expiring in September 2001. There are no amounts currently outstanding under this facility.

During the first nine months of 1996, the company issued $6,221 million and repaid $6,589 million of commercial paper borrowings, leaving $338 million of such borrowings outstanding at September 30, 1996.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

During the nine months ended September 30, 1996, the company issued two series of debt under its $1 billion shelf registration. On June 24, 1996, the company issued $500 million aggregate principal amount of 7 1/8% Debentures due June 15, 2027 and on August 9, 1996, the company issued $300 million aggregate principal amount of 6.95% Senior Notes due August 15, 2006. The proceeds of the issuances were used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program.

On September 30, 1996, the company filed a new $1 billion shelf registration that, together with the $200 million available under the prior $1 billion shelf, will allow the company to issue up to $1.2 billion aggregate principal amount of debt securities with a range of maturities at either fixed or variable rates.

Consolidated EBITDA
-------------------
EBITDA (earnings before interest, taxes, depreciation and amortization), excluding equity in income (losses) of affiliated companies, other income (expense), net, and distributions on Trust preferred securities, increased 42% to $2,967 million for the nine months ended September 30, 1996 from $2,089 million from the prior year to date period and from $2,305 million, or 29%, excluding the 1995 special charges. Improvement in consolidated EBITDA is primarily the result of the improvement in core business results, partially offset by EBITDA declines in the local and multimedia and international markets. EBITDA, a measure of the company's ability to generate cash flows, does not represent net income or cash flows from operating, investing and financing activities as defined by generally accepted accounting principles and should be considered in addition to, but not as a substitute for, or superior to, other measures of financial performance reported in accordance with generally accepted accounting principles.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

CURRENT INDUSTRY ENVIRONMENT
----------------------------
In April 1996, two separate mergers among four of the seven Regional Bell Operating Companies (RBOCs) were proposed. Each of the RBOC mergers requires approval of the FCC, the Department of Justice (DOJ) and regulatory commissions in a number of states. In November 1996, the DOJ closed its investigation of one merger having determined that there are no antitrust violations. Both mergers still require FCC and other regulatory approvals. The company believes that the consummation of these mergers could slow the development of competition in local services markets because it removes competing parties.

On August 8, 1996, pursuant to the Telecommunications Act of 1996 (the Act), the FCC adopted rules relating to the manner in which and the price at which new entrants into local services markets will be able to interconnect with the incumbent local exchange carriers (ILECs). On October 15, 1996, the United States Court of Appeals stayed key provisions of the FCC Interconnection Order, pending the appeal of the FCC's decision. The decision suspends pricing rules, thereby permitting individual state regulatory agencies to interpret the pricing provisions in the Act without regard to the FCC's interpretation of those provisions. The company believes that the October 15 decision may hinder the company's ability to obtain ILEC services and facilities on an economic basis and will delay broad-based competition in the local services markets. The company will continue to pursue revenue growth and expand local service capabilities in cities where the company has existing and planned local switches. MCImetro currently has 13 switches installed in major U.S. cities and plans installation of an additional 11 switches by the end of 1996.


-----------------------------------------------
* MCImetro, Personal 800, 1-800-COLLECT and Prism I are registered service marks of MCI Communications Corporation.
**Concert is a mark of Concert Communications Company and is used under license.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
-----------                -----------

         10(a)             Executive Severance Policy.

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of September 30, 1996.

         99(a)             Capitalization Schedule as of September 30, 1996.


b)Reports on Form 8-K

The company filed a Current Report on Form 8-K on August 8, 1996, which reported matters under Items 5 and 7.

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




                                           MCI COMMUNICATIONS CORPORATION







Date:  November 14, 1996                   Signed: /s/ David M. Case
                                                  -----------------------
                                                  David M. Case

                                                  Vice President and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.                  Description
 -----------                  -----------

         10(a)                Executive Severance Policy.

         11                   Computation of Earnings per Common Share.

         12                   Computation of Ratio of Earnings to Fixed Charges.

         27                   Financial Data Schedule as of September 30, 1996.

         99(a)                Capitalization Schedule as of September 30, 1996.