Form 10-K
period 1996-12-31
MCI COMMUNICATIONS CORP
filed 1997-03-28
CIK 64079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission File Number: 0-6457

                         MCI COMMUNICATIONS CORPORATION

          (Exact name of registrant as specified in its charter)

     Delaware                                  52-0886267
(State of incorporation)            (I.R.S. Employer Identification No.)

     1801 Pennsylvania Avenue, N.W., Washington, D.C.         20006
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (202) 872-1600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.10 par value per share
                                (Title of class)

       8.00% Cumulative Quarterly Income Preferred Securities, Series A*
                                (Title of class)
--------------------------
* Issued by MCI Capital I, a Delaware statutory business trust. The payment of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by MCI Communications Corporation. MCI Communications Corporation is the owner of 100% of the common securities issued by MCI Capital I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of registrant, which includes the Common Stock and Class A Common Stock, held by non-affiliates was $24,377,901,691 at February 14, 1997, based upon the closing price of the Common Stock on that date.

As of February 14, 1997, registrant had outstanding 547,737,100 shares of Common Stock and 135,998,932 shares of Class A Common Stock.

Documents Incorporated by Reference:

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 - Part II Portions of the Proxy Statement For the 1997 Annual Meeting of Stockholders -
Part I and Part III

Forward-looking Statements May Prove Inaccurate


          MCI has made certain forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its long-distance telecommunication services business, its investments in ventures and developing markets ("VDM") businesses, the possible future results of operations of the company and Concert after the Merger and statements of information preceded by, followed by or that include the words "believes", "expects", "anticipates", or similar expressions. For those statements, the company claims the protection of safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that important factors such as the following, in addition to those contained elsewhere in this Annual Report on Form 10-K, could affect the future results of the company, its long distance telecommunication services and VDM businesses and the company and Concert after the Merger and could cause those results to differ materially from those expressed in the forward-looking statements: material adverse changes in the economic conditions in the markets served by the company and Concert; a significant delay in the expected closing of the Merger; future regulatory actions and conditions in MCI's and Concert's operating areas, including the ability of the company to obtain local facilities at competitive rates; and competition from others in the U.S. and international long-distance markets, including the entry of the RBOC's and other companies into the long-distance markets in the U.S.

          Capitalized terms not otherwise defined above shall have the meanings ascribed to them in this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

GENERAL
-------

      MCI* is one of the world's leading providers of communication services. It is the second largest carrier of long-distance telecommunication services in the United States ("U.S.") and the third largest carrier of international long-distance telecommunication services in the world.

      MCI provides a broad range of communication services, including long-distance telecommunication services, local and wireless services, Internet/intranet services and information technology and outsourcing services. The provision of long-distance telecommunication services is MCI's core business. Long-distance telecommunication services comprise a wide spectrum of domestic and international voice and data services, including long-distance telephone services, data communication services, teleconferencing services and electronic messaging services. During each of the last three years, more than 90% of MCI's operating revenues and operating income were derived from its core business.

      The communication services industry continues to change both domestically and internationally. The enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") and the recent agreement of member countries of the World Trade Organization to open their telecommunication markets to competition reflect and further this change. The Telecommunications Act is expected to have a significant impact on MCI's business by opening the U.S. local service markets to competition and allowing the incumbent local exchange carriers ("ILECs") to compete in the long-distance market. These developments should increase the momentum of change and provide significant opportunities and risks to the participants in these markets.




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

      The changes in the communication services industry reflect, and are driven by, providers of telecommunication services that are entering, or trying to enter, new markets, both domestically and internationally, and are facing competition from new entrants in their present markets. This convergence of the international, domestic long-distance and local telecommunication services markets into one global market is being facilitated by evolving technology and by the regulatory developments described above and is partially in response to the desire of customers to have most or all of their communication requirements fulfilled by one supplier. As a result and because of this convergence, companies, including MCI, which previously offered services primarily in one part of the communication services market, are offering, either directly or through alliances with others, new services to complement their primary service offerings. These companies are also aligning with entities that provide services that complement their own, such as MCI's announcement in November 1996 of an agreement providing for the merger (the "Merger") with British Telecommunications plc ("BT") and the pending mergers of several Regional Bell Operating Companies ("RBOCs"). See "The Merger" below for a further discussion of the Merger.


      MCI's continuing investments in ventures and developing markets will enable it to expand its offering of a variety of wireless, Internet/intranet, information technology outsourcing and multimedia services that, along with local services, complement its long-distance telecommunication services. These services, combined with the continued growth and strength of MCI's core business, should enable MCI to participate in all communication service markets. See "VENTURES AND DEVELOPING MARKETS BUSINESS" and "CORE BUSINESS" below.

      MCI anticipates that continued substantial capital expenditures will be required to compete effectively in the long-distance and local telecommunication service markets. Competition from the RBOCs and any others that seek to enter the long-distance telecommunication services market, some of which have significant financial and other resources, will be intense. Due to the rapidly changing nature of these markets, the timing of the consummation of the Merger and the other factors summarized above, MCI cannot predict the level of its future success, but the company believes that it can and will compete effectively in providing its services.

The Merger
----------

      On November 3, 1996, MCI announced an agreement to merge with BT to create the first truly global communications company. The combined company will be named Concert plc ("Concert") and will operate under the BT and MCI brand names in the United Kingdom and the U.S., respectively. Concert** will deliver premier integrated services to customers worldwide and take advantage of opportunities of a global communications market.

      Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of MCI and BT and receipt of required regulatory approvals. See MCI's Proxy Statement for its 1997 Annual Meeting for a full description of the Merger and the risks and benefits of the Merger, which description is incorporated herein by reference.

     MCI believes the Merger will increase its financial strength and enable it to expand into new markets, offer new services and compete earlier and more effectively in the local services market than it had anticipated. The local services market, currently dominated by the RBOCs, is in the process of opening to competition as a result of the Telecommunications Act. The Telecommunications Act will facilitate MCI's and others' entry into the local services market although it will permit the RBOCs to enter the long distance market outside their regions immediately and within their regions eventually. See "CORE BUSINESS - COMPETITION" and "CORE BUSINESS - TELECOMMUNICATIONS ACT" below for a further discussion of the Telecommunications Act and its anticipated impact on competition.

      As of December 31, 1996, MCI had approximately 55,000 full-time employees.



---------------
** Concert is a mark of Concert Communications Company, a business venture between MCI and BT, and is used under license.

CORE BUSINESS
-------------

      Services
      --------

      MCI provides a wide range of long-distance telecommunication services, including: basic long-distance telephone service; voice and data services over software-defined virtual private networks; private line services; collect calling, operator assistance and calling card services, including prepaid calling cards; toll free or 800 services; 900 services; switched and dedicated Internet access services; and Internet backbone services. The company offers these services individually and in combinations. Through combined offerings, MCI provides customers with benefits such as single billing, unified services for multi-location companies and customized calling plans.

      MCI markets domestic and international long-distance telecommunication, domestic data telecommunication and electronic messaging services to business, government and residential customers primarily through the sales organization of its long-distance telecommunication subsidiary, MCI Telecommunications Corporation ("MCIT"). International data telecommunication and electronic messaging services are marketed through MCI International, Inc., a wholly-owned subsidiary of MCI. To a lesser extent, MCI also markets its voice and data communication services domestically and internationally through arrangements with third parties.

      System
      ------

      Domestic long-distance services are provided primarily over MCI's own optical fiber and terrestrial digital microwave communication systems and, to a lesser extent, over transmission facilities leased from other common carriers, utilizing MCI's digital switches. International communication services are provided by submarine cable systems in which MCI holds investment positions, satellites and facilities of other domestic and foreign carriers.

      MCI continues to expand and upgrade its digital transmission and switching facilities and capabilities to meet the requirements of its customers for additional and enhanced domestic and international services, to add redundancy to its network and to enhance network intelligence. Network intelligence enables MCI to utilize its transmission resources more effectively and provide enhanced services. This requires substantial capital expenditures.

Total capital expenditures were approximately $3.3 billion in 1996 and $2.9 billion in both 1995 and 1994. Approximately $637 million of MCI's capital expenditures in 1996 were for its ventures and developing markets business units. See "VENTURES AND DEVELOPING MARKETS BUSINESS - LOCAL SERVICES" below. MCI anticipates that its core business and its ventures and developing markets business units will require total capital expenditures of approximately $3.9 billion in 1997.

      Local Access
      ------------

      MCI provides customers that utilize large volumes of long-distance telecommunication services with direct access to its long-distance network. Most customers access MCI's services through local interconnection facilities provided by the ILECs, the largest of which are subsidiaries of the RBOCs, and competitive local exchange carriers ("CLECs"). To a much lesser extent, local access is provided by MCImetro, Inc. ("MCImetro"), an MCI subsidiary providing local telephone and competitive access services. The costs of these local interconnection facilities are a significant component of MCI's operating expenses.

      MCI believes that the anticipated increase in competition in the local services market due to the Telecommunications Act will lower access and interconnection costs. MCImetro*** expects that the requirements of the Telecommunications Act that allow it to purchase both services and network elements from ILECs will enable it to offer a wider variety of services, increase its revenues and utilize the most economical local service delivery methods. However, the extent to which MCI and MCImetro will benefit cannot be quantified and will be partially dependent upon the prices at which services and network elements become and are available. In addition, MCI believes the temporary stay granted by the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") of certain key provisions of the Federal Communications Commission ("FCC") Interconnection Order (the "Interconnection Order") implementing the Telecommunications Act may hinder its ability to obtain ILEC services and facilities on an economic basis and could delay national competition in the local services market. See "TELECOMMUNICATIONS ACT" below for a discussion of the Telecommunications Act and the FCC Interconnection Order and "VENTURES AND DEVELOPING MARKETS BUSINESS - LOCAL SERVICES" below for discussion of the benefits MCImetro and MCI anticipate from the Telecommunications Act.


-----------------------
***  MCImetro is a service mark of MCI.

      Competition
      -----------

      MCI's primary and most vigorous competitor in the domestic and international long-distance telecommunication services market continues to be AT&T Corp. ("AT&T"), which is substantially larger than MCI. In general, MCI's long-distance telecommunication services are priced lower than AT&T's comparable services. Although price is a factor in customer choice, innovation in and quality of services, diversity of services, the ability to offer a combination of services, marketing strategy, customer service and other non-price elements are also important competitive factors.

      The Telecommunications Act now allows the RBOCs to provide long-distance telecommunication services internationally and domestically in territories outside of their respective local service regions. The RBOCs may also provide long-distance telecommunication services that are incidental to certain other services (e.g., wireless and video services) in their local regions. The authority to provide long-distance telecommunication services originating outside of an RBOC's local service region does not include the authority to provide services, such as private line services, 800 services or any equivalent service, that terminate in its local service region and allow the called party to choose the interLATA (see definition of LATA below) carrier. The RBOCs are prohibited from providing a full range of long-distance telecommunication services in their local service regions until certain important conditions are met (see "TELECOMMUNICATIONS ACT" below). The RBOCs own extensive facilities in their local service regions and have long-standing customer relationships and very substantial capital and other financial resources. MCI believes that the RBOCs will eventually become substantial competitors of MCI for long-distance telecommunication services, especially in their local regions.

      In addition to AT&T and the RBOCs, MCI competes with Sprint Corporation ("Sprint"), other facilities-based domestic telecommunication common carriers and numerous resellers of long-distance telecommunication services. MCI also competes with the ILECs that provide long-distance telecommunication services within local access transport areas ("LATA").

      Regulation
      ----------

      The Telecommunications Act preserves the FCC's extensive authority to regulate interstate services and local access facilities and services provided by common carriers, including the right to review the interstate rates charged by common carriers, as well as the authority to implement policies that promote competition for all telecommunication services. The Telecommunications Act broadened the scope of authority of the FCC by granting the FCC, in consultation with the Attorney General of the United States (the "Attorney General") the authority to determine when the RBOCs may provide long-distance telecommunication services in their local regions. The FCC was also given authority to preempt state and local action that is inconsistent with the Telecommunications Act. See "TELECOMMUNICATIONS ACT" below for a summary of portions of the Telecommunications Act.

      In addition, the Telecommunications Act authorized the FCC to discontinue regulation in situations where it could find, based on evidence, that regulation is unnecessary to further the interest of consumers and competition. In October 1996, the FCC applied this new authorization and concluded that non-dominant common carriers, including MCI, should no longer be required to file tariffs for their domestic service offerings. It mandated that such carriers cease tariffing all their domestic service offerings by September 23, 1997. MCI and others appealed this FCC action, and on February 13, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's ruling pending the appeal. The issues to be decided are: (1) whether the FCC has the authority to mandate detariffing (or whether it only has the authority to permit carriers, at their election, not to tariff); and (2) assuming that the FCC has the authority to require detariffing, whether the record is sufficient to support that action. MCI expects a decision in early 1998.

      Under the Telecommunications Act, the states retain their authority to regulate rates for intrastate services and advance universal telecommunication service, to protect the public safety and welfare, to ensure continued quality of telecommunication services and to safeguard the rights of consumers, subject to FCC authority to preempt state and local action that violates or is inconsistent with the Telecommunications Act. MCI is subject to extensive regulation by state regulatory commissions to the extent it provides intrastate long-distance telecommunication services and local services.

      Rates of international communication carriers for traffic from the United States to foreign countries are regulated by the FCC. Revenues from traffic between the foreign country and the U.S. (with the exception of leased channel services) are generally collected by the originating carrier and shared with the terminating carrier through agreements that are subject to the approval of the FCC and the appropriate overseas agency. In addition to regulation of rates and agreements, the FCC has jurisdiction over international communication facilities located in the U.S. The provision of long-distance telecommunication services to a foreign country is subject to the approval of the FCC and the appropriate foreign governmental agencies.


      Telecommunications Act
      ----------------------

      The Telecommunications Act, among other things, allows the RBOCs to offer long-distance telecommunication services outside of their respective local service regions. In order for an RBOC to offer such services in a state within its local service region, the FCC must determine, on a state by state basis, that: (i) the RBOC has entered into one or more approved interconnection agreements in the applicable state; (ii) the RBOC is actually offering to competitors all items on the competitive checklist (the "Competitive Checklist") set forth in the Telecommunications Act; (iii) there is a competitor offering services to residential and business customers in the applicable state over its own facilities; and (iv) the grant of authority to the RBOC to provide long-distance telecommunication services in the applicable state is in the public interest. Alternatively, if no competitor has demanded interconnection, an RBOC may apply for in-region entry based on the availability of a "Statement of Generally Available Terms" as provided for in the Telecommunications Act.

      The Competitive Checklist includes requirements that:(i) interconnection be at any technically feasible point and of equal quality as that provided to the RBOC or to other carriers; (ii) access to the RBOC's facilities and equipment, and their features, functions and capabilities, be provided on an unbundled, non-discriminatory basis; (iii) any telecommunication service the RBOC provides at retail to subscribers who are not carriers be offered to carriers for resale, at wholesale rates; (iv) access to poles, ducts, conduits and rights-of-way owned or controlled by the RBOC be provided on a non-discriminatory basis; (v) local loop transmission from the central office to the customer's premises be provided unbundled from local switching or other services; (vi) local transport be provided from the trunk side of a wireline switch unbundled from switching or other services; (vii) local switching be provided unbundled from transport, local loop transmission or other services; (viii) access be provided on a non-discriminatory basis to 911 and Enhanced 911 services, directory assistance services and operator call completion services; (ix) white pages directory listings for customers of the other carrier's telephone exchange service be provided; (x) access to telephone numbers for assignment to the other carrier's telephone exchange service customers be provided on a non-discriminatory basis until telecommunications numbering administration guidelines are established by the FCC and thereafter be provided in accordance with such guidelines; (xi) access to data bases and associated signaling necessary for call routing and completion be provided on a non-discriminatory basis; (xii) interim number portability be provided through remote call forwarding, direct inward dialing trunks or other comparable arrangements until the FCC supersedes such interim arrangements by issuing its number portability rules; (xiii) access to such services or information as are necessary to allow the requesting carrier to implement local dialing parity be provided on a non-discriminatory basis; and
(xiv) reciprocal compensation arrangements be implemented for the origination and termination of telecommunications so as to provide the recovery by each carrier of costs based on a reasonable approximation of the additional costs of terminating calls.

      In determining whether to grant an RBOC authority to offer long-distance telecommunication services in a state in its local service region, the FCC must consult with the Attorney General and give substantial weight to the Attorney General's recommendations. The FCC must also consult with the applicable state regulatory authority. MCI will vigorously seek to ensure that the Telecommunications Act requirement of meaningful facilities-based competition in the local services market is fully enforced before any RBOC is allowed to provide long-distance telecommunication services in a state in its local service region. Currently, no RBOC applications to provide in-region long-distance telecommunication services are pending before the FCC, the one previous application having been withdrawn. Several of the RBOCs have indicated publicly their intent to file such applications in the second quarter of 1997.

      Upon the grant of authority to provide long-distance service in its region, an RBOC is required to provide immediately intraLATA toll dialing parity throughout the applicable state. In general, states cannot require such dialing parity until the date that the RBOC is granted in-region interLATA authority or February 8, 1999, whichever is earlier. Importantly, the following categories of states may mandate such dialing parity sooner: (i) the ten single LATA states, and (ii) the 15 states (of which two are single LATA states) that issued dialing parity orders by December 19, 1995.

      The Telecommunications Act also provides that until the date that an RBOC is authorized to provide long-distance telecommunication services within a state in the RBOC's local services region or February 8, 1999, whichever is earlier, a carrier, such as MCI, serving more than 5% of the U.S.'s pre-subscribed access lines, may not market within a state resold telephone exchange service obtained from the RBOC jointly with interLATA services offered by that carrier. However, this restriction would not preclude MCI from marketing local services provided by MCImetro or another non-RBOC local service provider over its own facilities with MCI's long-distance telecommunication services. The Telecommunications Act also provides that an RBOC is restricted from marketing its local services within any of the states in its region jointly with an affiliate's interLATA services until the RBOC is authorized to offer interLATA services in such state.

      Pursuant   to  the   Telecommunications   Act,   the  FCC   released   the
Interconnection Order on August 8, 1996. The Interconnection Order (i) established national rules regarding the duty of the ILECs to negotiate in good faith; (ii) established rules and methods by which the ILECs must provide interconnection between the networks of the ILECs and other telecommunication common carriers; (iii) established rules and methods by which the ILECs must provide to other telecommunication common carriers access to the ILECs' network elements on an unbundled basis; (iv) contained a pricing methodology which the various state commissions could use to establish the rates at which interconnection and network elements will be sold by the ILECs to other telecommunication common carriers; and (v) contained a range for discounts from the ILECs' retail prices for their telecommunication facilities and services which the ILECs should offer new entrants. Most state regulatory commissions have set interim prices for interconnection that are consistent with the rate levels and discount levels set forth in the Interconnection Order. While several states have set permanent rates, most states are scheduled to set permanent rates in proceedings that are expected to conclude later this year. MCI has completed arbitration of the interconnection terms and conditions in most states and is in the process of filing interconnection agreements with state public utility commissions for approval.

VENTURES AND DEVELOPING MARKETS BUSINESS
----------------------------------------

      MCI has diversified the communication services it offers through investments in ventures and developing markets businesses. This diversification enables MCI to meet more of the communications needs of its customers and to take advantage of developing opportunities in the communication services market. In 1996 and 1995, MCI had revenues of $1,953 million and $365 million, respectively, from the ventures and developing markets businesses. MCI invested $1,939 million in 1996 and anticipates investing, an estimated $200 million in 1997, in addition to capital expenditures, in existing ventures and developing markets businesses. The 1996 amount included the purchase of a high-power direct satellite ("DBS") services license for $682 million and an additional investment of $350 million pursuant to the investment agreement with The News Corporation Limited. See Item 6. Management's Discussion and Analysis and "VENTURES AND DEVELOPING MARKETS BUSINESS - MULTIMEDIA SERVICES" below.

      Local Services
      --------------

      MCImetro was created to enter the local services market and compete with the ILECs and CLECs in that market. In 1996 and 1995, MCImetro had revenues of $178 million and $108 million, respectively, substantially all of which were from sales of services to MCI. Also in 1996 and 1995, MCImetro had capital expenditures of approximately $390 million and $265 million, respectively.

      MCImetro provides businesses and governments with high quality dedicated access to the MCI network or to the networks of other long-distance telecommunications providers. The access services are provided either on MCImetro's own local city networks or through arrangements with the ILECs and CLECs for special access and switched access services. As of March 24, 1997, MCImetro had been granted authority to offer a full range of local switched services in 30 states and had applications pending for such services in eight other states. MCImetro has 67 local city networks and 27 Class 5 local switches installed. MCImetro currently offers local exchange services such as local telephone service, business lines, private branch exchange (PBX) trunks, access services and enhanced services in 21 major U.S. cities and intends to offer such local exchange services in over 30 major U.S. cities by the end of 1997. To a lesser extent, MCImetro resells local services to customers in several states in the U.S.

      If or when MCImetro will be able to offer a full range of local services in competition with the ILECs in all states is unknown. Although the Telecommunications Act establishes a timetable for an ILEC to sell separately its local services and provide them to other carriers on a non-discriminatory basis prior to receiving authority to provide long-distance service in its local service region, MCI does not know if the timetable will be met. This uncertainty is increased due to the stay of the Interconnection Order. See "CORE BUSINESS - TELECOMMUNICATIONS ACT" above. The pace at which all local services are sold separately, the prices at which MCImetro can purchase such services from the ILEC and the amount of capital available to MCImetro to expand its facilities will affect the types of services MCImetro can offer and its ability to compete with the ILECs in providing local telecommunications services.

      The ILECs have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way and will be MCImetro's primary competitors in the local services market. In addition, it is anticipated that a number of long-distance telecommunication, wireless and cable service providers will enter the local services market in competition with MCImetro. Some of these potential competitors have substantial financial and other resources. MCImetro will also compete in the local services market with a number of CLECs, a few of which have existing local networks and significant financial resources.

      To the extent MCImetro and others provide intrastate local services, they are also subject to regulation by state regulatory commissions, which have extensive authority to regulate the provision of local services. MCImetro will be required to file tariffs as a competitive local exchange carrier. Those filing requirements may be less restrictive than those imposed on the ILECs.


      Wireless Services
      -----------------

      Through the acquisition in September 1995 of Nationwide Cellular Service, Inc. ("Nationwide"), a reseller of cellular phone services and a retailer of cellular phone equipment, and as a result of the execution of resale agreements with facilities-based cellular phone service providers, MCI has the capability to offer cellular phone services obtained from facilities based providers to approximately 55% of the U.S. population.

      MCI markets these services to both business and residential customers through the former Nationwide's sales organization and stores and MCIT's sales organization. Revenues for the years ended December 31, 1996 and 1995 from these services were $347 million and $93 million, respectively. Revenues are expected to increase in 1997 as MCI increases the number of cities in which it offers cellular phone and paging services and combines these service offerings with MCI's core business service offerings to meet its customers' needs. At December 31, 1996, MCI had approximately 429,000 cellular phone service subscribers.

      In addition, MCI has signed an agreement with NextWave Telecom Inc. ("NextWave") to purchase at least 10 billion Personal Communication System ("PCS") minutes over 10 years. The agreement will permit MCI to utilize the features of its intelligent network with NextWave's planned national system. PCS technology is a digital, wireless technology that enables new and more advanced wireless services, such as greater security, short messaging service, single-number service, integrated voice and paging and enhanced wireless data communications. PCS technology may provide MCI with an alternate means of providing local communication services.

      NextWave was granted, or was the winning bidder for, 95 PCS spectrum licenses in the recent C, D, E, and F block PCS spectrum auctions held by the FCC. If NextWave obtains the necessary financing to build, and does build, its PCS network, MCI will be able to offer PCS service to more than 163 million individuals in the 95 markets where NextWave has PCS licenses. MCI's arrangements with NextWave will enable MCI to provide PCS services without building or owning wireless facilities. MCI will market PCS service under the MCI brand name and integrate it with MCI's other communication services. MCI may also obtain and resell PCS services from other carriers.

      MCI's primary competitors in the wireless market are AT&T Wireless Services, Airtouch Communications, Inc., Ameritech Corporation, Bell Atlantic NYNEX Mobile, Southwestern Bell and Sprint, all of which provide wireless services over their own facilities. As MCI is not a facilities based wireless operator, its ability to be competitive will depend on the terms and conditions under which it obtains services and its ability to renew on satisfactory terms its resale agreements. Competition is expected to intensify as the winning bidders in the PCS spectrum auctions begin to offer competing services.

      As a reseller, MCI is not subject to any tariffing or licensing requirements by the FCC or state regulatory agencies.

      Information Technology Services
      -------------------------------

      MCI's information technology ("IT") services primarily consist of outsourcing, IT consulting, systems integration, private network management, technology deployment and applications and systems development. IT services generally involve the use of technology, know-how and methodologies to gather, collate, analyze, record, characterize, categorize, process, generate, distribute and/or store information for end-users or others.

      In addition to IT services, MCI offers call center services which include technical help desk services, customer services, telesales, call center consulting and implementation, call center network integration services, and software/database application development. IT and call center service revenues for the years ended December 31, 1996 and 1995 were $1,401 million and $135 million, respectively. The majority of these revenues were from SHL Systemhouse Inc. ("MCI Systemhouse") businesses acquired by MCI in November 1995.

      MCI Systemhouse**** is one of the world's largest providers of IT outsourcing services to commercial and government enterprises. The acquisition of MCI Systemhouse provides MCI with the ability to address the growing demands of its business customers for IT outsourcing services, which include the design, development and implementation of IT systems with an emphasis on client/server technologies; the management, operation and maintenance of client IT functions as part of outsourcing arrangements; and the delivery and installation of IT hardware and software.

      MCI serves its IT clients by (i) working with a client to analyze its IT needs and, based on this analysis, designing, developing and implementing an integrated client/server IT system; (ii) providing systems operations and management services for a broad range of computing platforms, including mainframe, mid-range computers, personal computer and network environments, such as local-area networks and wide-area networks; and (iii) assessing a client's computing platform and network requirements and then configuring, delivering, installing and testing the needed hardware and software products to meet such requirements. MCI also offers service for IT products and training and education of client IT users.



----------------------
**** MCI Systemhouse is a service mark of MCI.

     Competitors in the IT business include Andersen Consulting, Computer Sciences Corporation, Electronic Data Systems Corporation and Integrated Systems Solutions Corp., a wholly-owned subsidiary of International Business Machines Corporation, all of which have substantial financial and other resources. MCI derives a material amount of its IT revenues from a small number of customers. In addition, MCI faces competition in the IT industry not only for contracts, but also for personnel. There is a shortage of skilled employees and a high turnover rate among skilled employees in the client/server portion of the IT business. On the other hand, MCI is not dependent on any single employee or group in providing these services.




      International Services
      ----------------------

      MCI continues to develop global alliances to expand the use and reach of its services and to meet the global needs of its customers.

      Concert Communications Company ("Concert JV"), is a business venture between MCI and BT in which MCI owns a 24.9% equity interest. Concert JV provides global enhanced and value-added telecommunication services, such as packet data, virtual network, frame relay and managed bandwidth services. MCI is the exclusive distributor of Concert JV services in North, Central and South America, and BT is the exclusive distributor of Concert JV services in the rest of the world. Since July 1994, MCI has invested approximately $170 million in Concert JV. For the years ended December 31, 1996 and 1995, Concert JV's distributors had approximately $570 million and $300 million, respectively, in revenue from the sale of Concert JV's products.

      AT&T and Sprint have each formed global alliances that will compete with Concert JV. AT&T's WorldPartners is an association of member companies formed in 1993 to provide a family of telecommunication services (private line, frame relay and virtual network services) to multinational customers. Members of the association include AT&T, KDD of Japan, Singapore Telecom, Telstra of Australia, Telecom New Zealand, Hong Kong Telecom, Unitel of Canada, Korea Telecom and the members of Unisource (which include Telefonica de Espana, SA, Royal PTT Netherlands NV, Telia AB and Schweizerische PTT - Betriebe). Sprint, France Telecom ("FT") and Deutsche Telekom ("DT") have formed Global One, a global partnership which offers an array of international telecommunication services to multinational business customers. As part of the transaction, FT and DT each acquired 10% of Sprint's common stock.

      AVANTEL S.A. de C.V. ("AVANTEL") is a business venture between Grupo Financiero Banamex-Accival, Mexico's largest financial group, and MCI, in which MCI owns a 44.5% equity interest. AVANTEL built Mexico's first all-digital fiber-optic network. In 1996, AVANTEL became the first company to provide alternative long-distance telecommunication service in Mexico in competition with Telefonos de Mexico ("TelMex"). As of December 31, 1996, MCI had invested $495 million in AVANTEL. AVANTEL is a supplier of Concert JV services in Mexico and is a sub-distributor to MCI of Concert JV services in Mexico. TelMex, the monopoly telecommunications provider, is AVANTEL's primary competitor. TelMex's financial and other resources are substantially greater than AVANTEL's, and it has an extensive existing customer base.

      In 1992, MCI entered into a strategic alliance with Stentor, an alliance of major Canadian telephone companies, to develop a fully integrated intelligent network linking the U.S. and Canada. In 1995, Stentor entered into an agreement with MCI to become the exclusive distributor of Concert JV services in Canada. The Stentor alliance and the AVANTEL joint venture will facilitate the development of a fully integrated, seamless North American network capable of providing services with identical features to customers throughout the U.S., Canada and Mexico.

      In addition, MCI owns minority equity interests in telecommunication service providers in New Zealand and Belize and is exploring opportunities in Central and South America and other areas of the world.



      Multimedia Services
      -------------------

      In August 1995, MCI invested $1 billion in The News Corporation Limited ("News Corp."). In addition, MCI received a five year option to invest in News Corp. from time to time up to an additional $1 billion in the aggregate. Under certain circumstances, News Corp. has the right from time to time to cause MCI to exercise this option and make additional investments up to $1 billion in the aggregate. At the request of News Corp., MCI invested an additional $350 million in News Corp. in May of 1996.


      MCI and News Corp. are currently discussing the formation of a venture, of which MCI would own less than a 20% interest, to provide DBS services to consumers in the U.S. DBS service is a point-to-multipoint service that uses high-powered KU band satellites which are placed in a geosynchronous orbit. DBS service is capable of delivering a wide range of services, such as subscription television, pay-per-view services, such as movies, concerts and sporting events, and digitized content, such as magazines. As part of these ongoing discussions, MCI is renegotiating its investment agreement with News Corp. which may result in the purchase by MCI of mandatory redeemable preferred securities of News Corp. and the termination of MCI's remaining investment obligation and News Corp.'s rights relating thereto.

      The proposed venture with News Corp. would provide DBS services by utilizing satellites which will operate under a license awarded by the FCC to MCI in an auction in December 1996 for $682.5 million. The license grants MCI the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states in the U.S. and Puerto Rico. MCI has entered into an agreement to purchase two satellites, one of which is scheduled for launch in late 1997. MCI anticipates the proposed venture will provide DBS services by late 1997, assuming the first of its satellites is successfully launched according to plan. The joint venture will pay MCI a fee to utilize the capacity represented by the license under a right-to-use for a limited term.

     In February 1997, News Corp. announced that it would purchase 50% of EchoStar Communications Corp. ("EchoStar") for $1 billion. It is anticipated that the proposed MCI/News Corp. DBS venture would own the interest in EchoStar. The acquisition, if completed, would result in the proposed venture having the right to use additional DBS channels. The acquisition is subject to EchoStar shareholder and various regulatory approvals.

      Competition in the DBS service market will arise from three sources: existing and future DBS service providers; medium-power satellite video service providers; and cable companies that operate land based facilities. These competitors have substantial financial resources, existing customer bases and experienced marketing organizations. In addition, it is anticipated that certain long-distance telecommunication service providers and the RBOCs may seek to form alliances with DBS service or other multimedia service providers and compete in this market.

      Except for routine FCC licensing of earth station (uplink) facilities to be used in conjunction with the satellites and the satellite license itself, including certain restrictions on use of the spectrum, neither MCI nor the proposed venture with News Corp. will be subject to extensive regulation by the FCC. At the state level, the venture will be subject to standard zoning requirements for the placement of uplink facilities. Zoning restrictions by localities on the placement of receive dishes is largely preempted by federal law.

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

      MCImetro operates a fiber optic transmission network consisting of owned fibers located in conduits, which are either owned or leased under long-term leases, and dark (not currently used) fibers leased under long-term leases. MCImetro supplements its network with transmission capacity leased from other carriers under long-term leases. MCImetro leases, under long-term leases, the buildings that house its Class 5 switches and other network and administrative office space. MCImetro also sub-leases administrative and sales office and operation facility space from MCI.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

Item 3.  Legal Proceedings.
---------------------------

      Information  regarding  contingencies and legal proceedings is included in
Note 15 of the Notes to Consolidated Financial Statements on page 26 of the company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference to Exhibit 13 to the registrant's Current Report on Form 8-K, dated February 10, 1997.

      With respect to the actions relating to AT&T patents identified in Note 15, on March 6, 1997 a Stipulation and Order dismissing the actions in the U.S. with prejudice was entered in the United States District Court for the District of Columbia and a Consent Judgement dismissing the matter with prejudice in Canada was entered on February 28, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      None.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

Item 10.  Executive Officers of the Registrant.*
-----------------------------------------------

      The executive officers of MCI, including its subsidiaries, are elected annually and serve at the pleasure of the respective board of directors. They are:

       Name            Age*         Position**

Bert C. Roberts, Jr.   54        Chairman of the Board,
                                 Director

Gerald H. Taylor       55        Chief Executive Officer, Director

Timothy F. Price       43        President and
                                 Chief Operating Officer

Seth D. Blumenfeld     56        President,
                                 MCI International, Inc.

John W. Gerdelman      44        Executive Vice President,
                                 MCI Telecommunications Corporation

Douglas L. Maine       48        Executive Vice President and
                                 Chief Financial Officer

Scott B. Ross          45        Director, SHL Systemhouse Inc.,
                                 Director, President and Chief
                                 Operating Officer, MCI Systemhouse
                                 Corp.

Michael J. Rowny       46        Executive Vice President

Michael H. Salsbury    47        Executive Vice President and
                                 General Counsel

David M. Case          41        Vice President and Controller


--------------------
 *  As of March 1, 1997.
**  Unless otherwise indicated, the position is with MCI
    Communications Corporation.

      Mr. Roberts has been Chairman of the Board of MCI since June 1992. He was Chief Executive Officer of MCI from December 1991 to November 1996. He was President and Chief Operating Officer of MCI from October 1985 to June 1992 and President of MCI Telecommunications Corporation ("MCIT") from May 1983 to June 1992. Mr. Roberts has been a director of MCI since 1985; a non-executive director of British Telecommunications plc ("BT"), a global telecommunications provider which has an approximate 20% equity interest in MCI, since October 1994; and a non-executive director of The News Corporation Limited, a global multi-media company located in Australia, since November 1995.

      Mr. Taylor has been Chief Executive Officer of MCI since November 1996. He has been Vice Chairman of MCIT since July 1995. He was President and Chief Operating Officer of MCI from July 1994 to November 1996 and President and Chief Operating Officer of MCIT from April 1994 to July 1995. He was an Executive Vice President and Group Executive of MCIT from September 1993 to April 1994. He was an Executive Vice President of MCIT, serving as President, Consumer Markets, from November 1990 to September 1993. Mr. Taylor has been a director of MCI since September 1994 and a non-executive director of BT since November 1996.

      Mr. Price has been President and Chief Operating Officer of MCI since November 1996. He has been President and Chief Operating Officer of MCIT since July 1995. He was an Executive Vice President and Group President of MCIT, serving as Group President, Communication Services, from December 1994 to July 1995. He was an Executive Vice President of MCIT, serving as President, Business Markets, from June 1993 to December 1994. He was a Senior Vice President of MCIT from November 1990 to June 1993, serving as President, Business Services, from
July 1992 to June 1993 and as Senior Vice President, Consumer Markets, from November 1990 to July 1992.

     Mr. Blumenfeld was President of MCI International, Inc., from August 1983 to July 1993. He was Executive Vice President and Group Executive of MCIT from July 1993 to September 1994 and has been President of MCI International, Inc. since September 1994.

      Mr. Gerdelman has been an Executive Vice President of MCIT, serving as President, networkMCI Services, since October 1994. He was a Senior Vice President of MCIT from August 1992 to October 1994. From July 1991 to August 1992, he was President and Chief Executive Officer of MCI Services Marketing, Inc., a company that provided telemarketing services to, and in which a 51% equity interest was held by, MCIT. Since July 1994, Mr. Gerdelman has been a director of General Communication, Inc. ("GCI"), a telecommunications provider in Alaska, of which MCIT owns approximately 22% of the outstanding shares of Class A Common Stock and approximately 31% of the outstanding shares of Class B Common Stock.

     Mr. Maine has been an Executive Vice President of MCI since April 1994. Mr. Maine has been Chief Financial Officer of MCI since February 1992. He was a Senior Vice President of MCI from September 1988 to April 1994. From November 1990 to February 1992, he was a Senior Vice President of MCIT, serving as President of the Southern Division.

      Mr. Ross has been President and Chief Operating Officer of MCI Systemhouse Corp. since September 1995. He was Executive Vice President of MCIT, serving as President, Finance and Business Operations, from August 1995 to March 1996 and as President, Business Markets, from December 1994 to August 1995. He was Senior Vice President of MCIT from September 1993 to December 1994 and a Vice President of MCIT for more that 5 years prior thereto.

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

      Mr. Case has been Vice President and Controller of MCI since September 1995 and a Vice President of MCIT since October 1993. For more than five years prior thereto, he served MCIT in various management capacities.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
-----------------------------------------------------------------
Stockholder Matters.
-------------------

      MCI Common Stock is traded on the NASDAQ National Market. The tables below set forth the high and low bid prices of the Common Stock as reported for the periods indicated.

                                                     1996

                                               HIGH      LOW
                                            --------   ---------

                    1st Quarter              $31 1/8   $25 5/8
                    2nd Quarter               30 3/8    24 7/8
                    3rd Quarter               28 1/8    22 3/8
                    4th Quarter               33 7/8    23 7/8

                                                    1995

                                              HIGH        LOW
                                            --------   ---------

                    1st Quarter             $21 1/4    $17 3/8
                    2nd Quarter              23 1/8     19 7/64
                    3rd Quarter              27 1/8     20 7/8
                    4th Quarter              27 1/2     23 3/4


      MCI paid cash dividends of $.025 per share of Common Stock in July and December of 1995 and 1996 and an equivalent cash dividend on the shares of Class A Common Stock.

      At February 14, 1997, there were 47,472 holders of record of MCI's Common Stock and 1 holder of record of MCI's Class A Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

On June 30, 1995, as part of the merger consideration contemplated under the Agreement and Plan of Merger among Darome Teleconferencing, Inc., MCI and MCIT, MCI issued 793,297 shares of MCI Common Stock, par value $.10 per share, with an aggregate value of approximately $16,000,000 or approximately $20.17 per share, to the shareholders of Darome Teleconferencing, Inc. MCI claims exemption from registration of the shares under Regulation D of the Securities Act of 1933, as amended.

Items 6 through 8.
-----------------

     The information required by these items is included in pages 2 through 28 of the company's Annual Report to Stockholders for the year ended December 31, 1996. The referenced pages of the company's Annual Report to Stockholders have been filed as Exhibit 13 to the company's Current Report on Form 8-K filed February 10, 1997. Such information is incorporated herein by reference.


Item 9.  Change in and Disagreements with Accountants on
--------------------------------------------------------
 Accounting and Financial Disclosure.
------------------------------------

       None.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

                                    PART III

Item 10.  Directors and Executive Officers.
------------------------------------------

      Information with respect to executive officers of MCI is set forth in Part I of this Annual Report on Form 10-K.

      Information with respect to directors of MCI is incorporated herein by reference to the information under the captions "Information Relating to Directors and Executive Officers of MCI" and "Section 16(a) Beneficial Ownership Compliance" in MCI's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").


Item 11.  Executive Compensation.
--------------------------------

      Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Interests of Certain Persons in the Merger", including the sub-captions thereunder, "Board of Directors' Committees, Meetings and Fees", "Remuneration of Executive Officers", "Pension Plans" and "MCI Executive Compensation Policies and Objectives", including the sub-captions thereunder, in the 1997 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
----------

      Information with respect to security ownership is incorporated herein by reference to the information under the captions "Information Relating to Directors and Executive Officers of MCI", including the sub-captions thereunder, "Interests of Certain Persons in the Merger", including the sub-captions thereunder, and "Security Ownership of Management and Certain Beneficial Owners" in the 1997 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

      Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
-----------------------------------------------------------------
Form 8-K.
--------

(a)    Documents filed as a part of this report.

       (1)  Financial Statements.

           Report of Independent Accountants

           Income Statements for the years
             ended December 31, 1996, 1995
             and 1994

           Balance Sheets at December 31, 1996
             and 1995

           Statements of Cash Flows for the
             years ended December 31, 1996,
             1995 and 1994

           Statements of Stockholders' Equity
             for the years ended December 31,
             1996, 1995 and 1994

           Notes to Consolidated Financial Statements

      The Financial Statements and Notes thereto are incorporated herein by reference to pages 11 through 28 of the company's Annual Report to Stockholders for the year ended December 31, 1996. See
Part II.

       (2)  Financial Statement Schedule.

     The following additional financial data should be read in conjunction with the Financial Statements and Notes thereto which are incorporated herein by reference to Exhibit 13 to the company's Current Report on Form 8-K filed February 10, 1997. Schedules not included with this additional financial data have been omitted because they are not required or applicable or the required information is shown in the Financial Statements or Notes thereto.

          Report of Independent Accountants on
            Financial Statement Schedule

          Valuation and Qualifying Accounts (Schedule II)

      The Report of Independent Accountants on the Financial Statement Schedule is incorporated herein by reference to Exhibit 99(c) to the company's Current Report on Form 8-K filed February 10, 1997.

      The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K.

       (3)  Exhibits.

        Executive compensation plans and arrangements required to be filed, and which have been filed, with the Commission pursuant to Item 14(c) of this Annual Report on Form 10-K are listed in this Annual Report on Form 10-K as Exhibits 10(a)-(u).




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

Exhibit No.                          Description
-----------                          -----------

         2 Agreement and Plan of Merger among British Telecommunications plc, MCI Communications Corporation and Tadworth Corporation, dated November 3, 1996. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K, filed November 5, 1996.)

         3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Registration Statement on Form S-3, Reg. No. 33-57155.)

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

           (e) Supplement No. 1 to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A.

           (f)             Form of Senior Fixed Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(a) to

                           Registrant's   Current  Report  on  Form  8-K,  filed
                           October 7, 1996.)

           (g)             Form of Senior Floating Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(b) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

           (h)             Form of Subordinated Fixed Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

           (i)             Form of Subordinated Floating Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

           (j)             Form of  7-1/2%  Senior  Note due  August  20,  2004.
                           (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

           (k)             Form of 7-1/8%  Senior  Note due  January  20,  2000.
                           (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K filed January 19, 1993.)

           (l)             Form of 8-1/4% Senior Debenture due January 20, 2023.
                           (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K filed January 19, 1993.)

           (m)             Form of 7-3/4%  Senior  Debenture due March 15, 2024.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 12, 1993.)

           (n)             Form of  6-1/4%  Senior  Note  due  March  23,  1999.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (o)             Form of 7-3/4%  Senior  Debenture due March 23, 2025.
                           (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (p)             Form  of  7-1/8%   Debenture   due  June  15,   2027.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed June 21, 1996.)

           (q)             Form of  6.95%  Senior  Note  due  August  15,  2006.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed August 8, 1996.)

           (r) Form of Senior Floating Rate Note due March 16, 1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (s) Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed October 4, 1994.)

           (t) Amendment No. 1, dated as of November 3, 1996, to Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 2 to registrant's Form 8-A/A filed November 20, 1996.)

           (u) Junior Subordinated Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.01 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

           (v) Form of Amended and Restated Trust Agreement among registrant, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. (Incorporated by reference to Exhibit 4.10 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

           (w) Form of Guarantee Agreement between registrant, as Guarantor, and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.12 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

           (x) Form of Supplemental Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

        10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

           (b) Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended. (Incorporated by reference to Exhibit 10(b) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           (c) Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries. (Incorporated by reference to "Remuneration of Officers" in registrant's Proxy Statement for its 1992 Annual Meeting of Stockholders.)

           (d) MCI Communications Corporation Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (e) Amendment No. 1 to MCI Communications Corporation Executive Incentive Compensation Plan.

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

           (h) Amendment No. 1 to the 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Appendix D to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (i) Amendment No. 2 to 1988 Directors' Stock Option Plan of registrant.

           (j) Amendment No. 3 to 1988 Directors' Stock Option Plan of registrant.

           (k) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
                           Statement   for   its   1989   Annual    Meeting   of
                           Stockholders.)

           (l) Amendment No. 1 to the Stock Option Plan of registrant.

           (m) Amendment No. 2 to the Stock Option Plan of registrant. (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (n) Amendment No. 3 to the Stock Option Plan of registrant.

           (o) Amendment No. 4 to the Stock Option Plan of registrant.

           (p) Amendment No. 5 to the Stock Option Plan of registrant.

           (q) Board of Directors Deferred Compensation Plan of Registrant. (Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (r) The Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Appendix A to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (s) Amendment No. 1 to the Senior Executive Incentive Compensation Plan of registrant.

           (t) Executive Severance Policy. (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

           (u) Form of employment agreement, effective as of November 2, 1996, between MCI and certain executive officers of MCI.


           (v) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of

                           Stockholders and Proxy Statement dated February 4, 1994.)

           (w) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and British Telecommunications plc and MCI Ventures Corporation and Moorgate (Twelve) Limited and Concert Communications Company. (Incorporated by reference to Exhibit 10(l) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (x) Warrant Purchase Agreement by and between The News Corporation Limited and MCI Communications Corporation dated as of August 2, 1995. (Incorporated by reference to Exhibit 10(p) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (y) Preferred Stock Purchase Agreement by and among MCI, News Triangle Finance, Inc. and News T Investments, Inc. dated as of August 2, 1995. (Incorporated by reference to Exhibit 10(q) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (z) $2,000,000,000 Revolving Credit Agreement, dated as of September 26, 1996, among the registrant, Bank of America National Trust and Savings Association, as agent, and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10 of registrant's Current Report on Form 8-K filed October 4, 1996).

        11                 Computation of Earnings per Common Share.
                           (Incorporated by reference to Exhibit 11 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        12                 Computation of Ratio of Earnings to Fixed Charges.
                           (Incorporated by reference to Exhibit 12 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        13                 Specified  portions  (pages  1  through  29)  of  the
                           registrant's Annual Report to Stockholders for the year ended December 31, 1996. (Incorporated by reference to Exhibit 13 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        21                 Significant Subsidiaries of MCI Communications
                           Corporation.

        23 Consent of Independent Accountants. (Incorporated by reference to Exhibit 23 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        27 Financial Data Schedule. (Incorporated by reference to Exhibit 27 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        99 (a)             Valuation and Qualifying Accounts (Schedule II).
                           (Incorporated by reference to Exhibit 99(a) to registrant's Current Report on Form 8-K filed February 10, 1997.)

           (b) Capitalization Schedule. (Incorporated by reference to Exhibit 99(b) to registrant's Current Report on Form 8-K filed February 10, 1997.)

           (c)             Accountant's Report on Financial Statement Schedule.
                           (Incorporated by reference to Exhibit 99(c) to registrant's Current Report on Form 8-K filed February 10, 1997.)

(b)    Reports on Form 8-K.

           (i) Current Report on Form 8-K filed on October 4, 1996 reporting on Items 5 and 7.

           (ii) Current Report on Form 8-K filed on October 7, 1996 reporting on Item 7.

           (iii) Current Report on Form 8-K filed on November 5, 1996 reporting on Items 5 and 7.

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

                             MCI COMMUNICATIONS CORPORATION

                                  /s/ Bert C. Roberts, Jr.
Dated:  March 28, 1997       By: --------------------------
                                      Bert C. Roberts, Jr.
                                    Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 1997 on behalf of the registrant and in the capacities indicated.

Signature                            Title


/s/ Gerald H. Taylor
----------------------------         Chief Executive Officer,
Gerald H. Taylor                     Director

/s/ Douglas L. Maine
-----------------------------        Principal Financial Officer
Douglas L. Maine

/s/ David M. Case
-----------------------------        Principal Accounting Officer
David M. Case

/s/ Bert C. Roberts, Jr.
-----------------------------        Director
Bert C. Roberts, Jr.

/s/ Clifford L. Alexander, Jr.
-----------------------------        Director
Clifford L. Alexander, Jr.



------------------------------       Director
Judith Areen

/s/ Michael H. Bader
-----------------------------        Director
Michael H. Bader



-----------------------------        Director
Sir Peter L. Bonfield


/s/ Richard M. Jones
-----------------------------        Director
Richard M. Jones


/s/ Gordon S. Macklin
-----------------------------        Director
Gordon S. Macklin


/s/ Sir Colin Marshall
-----------------------------        Director
Sir Colin Marshall



-----------------------------        Director
K. Rupert Murdoch


/s/ John Keith Oates
-----------------------------        Director
John Keith Oates


/s/ Richard B. Sayford
-----------------------------        Director
Richard B. Sayford



-----------------------------        Director
Judith Whittaker


/s/ John R. Worthington
-----------------------------        Director
John R. Worthington

                                  Exhibit Index
                                 ---------------

Exhibit No.                          Description
-----------                          -----------

         2 Agreement and Plan of Merger among British Telecommunications plc, MCI Communications Corporation and Tadworth Corporation, dated November 3, 1996. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K, filed November 5, 1996.)

         3 (a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Registration Statement on Form S-3, Reg. No. 33-57155.)

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

           (e) Supplement No. 1 to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A.

           (f)             Form of Senior Fixed Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

           (g)             Form of Senior Floating Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(b) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

           (h)             Form of Subordinated Fixed Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

           (i)             Form of Subordinated Floating Rate Medium-Term Note.
                           (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

           (j)             Form of  7-1/2%  Senior  Note due  August  20,  2004.
                           (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

           (k)             Form of 7-1/8%  Senior  Note due  January  20,  2000.
                           (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K filed January 19, 1993.)

           (l)             Form of 8-1/4% Senior Debenture due January 20, 2023.
                           (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K filed January 19, 1993.)

           (m)             Form of 7-3/4%  Senior  Debenture due March 15, 2024.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 12, 1993.)

           (n)             Form of  6-1/4%  Senior  Note  due  March  23,  1999.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (o)             Form of 7-3/4%  Senior  Debenture due March 23, 2025.
                           (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (p)             Form  of  7-1/8%   Debenture   due  June  15,   2027.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed June 21, 1996.)

           (q)             Form of  6.95%  Senior  Note  due  August  15,  2006.
                           (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed August 8, 1996.)

           (r) Form of Senior Floating Rate Note due March 16, 1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K filed March 15, 1994.)

           (s) Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed October 4, 1994.)

           (t) Amendment No. 1, dated as of November 3, 1996, to Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 2 to registrant's Form 8-A/A filed November 20, 1996.)

           (u) Junior Subordinated Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.01 of registrant's Registration Statement on Form S-3,
                          Registration No. 333-02593.)

           (v) Form of Amended and Restated Trust Agreement among registrant, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. (Incorporated by reference to Exhibit 4.10 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

           (w) Form of Guarantee Agreement between registrant, as Guarantor, and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.12 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

           (x) Form of Supplemental Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

        10 (a) 1979 Stock Option Plan of registrant, as amended and restated. (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

           (b) Supplemental Retirement Plan for Employees of MCI Communications Corporation and Subsidiaries, as amended. (Incorporated by reference to Exhibit 10(b) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           (c) Description of Executive Life Insurance Plan for MCI Communications Corporation and Subsidiaries. (Incorporated by reference to "Remuneration of Officers" in registrant's Proxy Statement for its 1992 Annual Meeting of Stockholders.)

           (d) MCI Communications Corporation Executive Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (e) Amendment No. 1 to MCI Communications Corporation Executive Incentive Compensation Plan.

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

           (h) Amendment No. 1 to the 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Appendix D to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (i) Amendment No. 2 to 1988 Directors' Stock Option Plan of registrant.

           (j) Amendment No. 3 to 1988 Directors' Stock Option Plan of registrant.

           (k) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy
                           Statement   for   its   1989   Annual    Meeting   of
                           Stockholders.)

           (l) Amendment No. 1 to the Stock Option Plan of registrant.

           (m) Amendment No. 2 to the Stock Option Plan of registrant. (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (n) Amendment No. 3 to the Stock Option Plan of registrant.

           (o) Amendment No. 4 to the Stock Option Plan of registrant.

           (p) Amendment No. 5 to the Stock Option Plan of registrant.

           (q) Board of Directors Deferred Compensation Plan of Registrant. (Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (r) The Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Appendix A to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

           (s) Amendment No. 1 to the Senior Executive Incentive Compensation Plan of registrant.

           (t) Executive Severance Policy. (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

           (u) Form of employment agreement, effective as of November 2, 1996, between MCI and certain executive officers of MCI.

           (v) Amended and Restated Investment Agreement dated as of January 31, 1994 between MCI Communications Corporation and British Telecommunications plc. (Incorporated by reference to Appendix I of registrant's Notice of Special Meeting of

                           Stockholders and Proxy Statement dated February 4, 1994.)

           (w) Modified Joint Venture Agreement dated as of July 1, 1994 between MCI Communications Corporation and British Telecommunications plc and MCI Ventures Corporation and Moorgate (Twelve) Limited and Concert Communications Company. (Incorporated by reference to Exhibit 10(l) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

           (x) Warrant Purchase Agreement by and between The News Corporation Limited and MCI Communications Corporation dated as of August 2, 1995. (Incorporated by reference to Exhibit 10(p) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (y) Preferred Stock Purchase Agreement by and among MCI, News Triangle Finance, Inc. and News T Investments, Inc. dated as of August 2, 1995. (Incorporated by reference to Exhibit 10(q) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

           (z) $2,000,000,000 Revolving Credit Agreement, dated as of September 26, 1996, among the registrant, Bank of America National Trust and Savings Association, as agent, and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10 of registrant's Current Report on Form 8-K filed October 4, 1996).

        11                 Computation of Earnings per Common Share.
                           (Incorporated by reference to Exhibit 11 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        12                 Computation of Ratio of Earnings to Fixed Charges.
                           (Incorporated by reference to Exhibit 12 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        13                 Specified  portions  (pages  1  through  29)  of  the
                           registrant's Annual Report to Stockholders for the year ended December 31, 1996. (Incorporated by reference to Exhibit 13 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        21                 Significant Subsidiaries of MCI Communications
                           Corporation.

        23 Consent of Independent Accountants. (Incorporated by reference to Exhibit 23 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        27 Financial Data Schedule. (Incorporated by reference to Exhibit 27 to registrant's Current Report on Form 8-K filed February 10, 1997.)

        99 (a)             Valuation and Qualifying Accounts (Schedule II).
                           (Incorporated by reference to Exhibit 99(a) to registrant's Current Report on Form 8-K filed February 10, 1997.)

           (b) Capitalization Schedule. (Incorporated by reference to Exhibit 99(b) to registrant's Current Report on Form 8-K filed February 10, 1997.)

           (c)             Accountant's Report on Financial Statement Schedule.
                           (Incorporated by reference to Exhibit 99(c) to registrant's Current Report on Form 8-K filed February 10, 1997.)