Form 10-Q
period 1997-03-31
MCI COMMUNICATIONS CORP
filed 1997-05-15
CIK 64079

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1997

                                       or

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

                                    Yes X No

As of March 31, 1997, the registrant had outstanding 135,998,932 shares of Class A common stock and 551,068,389 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                      For The Quarter Ended March 31, 1997



                                      INDEX


                                                                      Page No.
                                                                      --------

PART I:  FINANCIAL INFORMATION

      ITEM 1:  FINANCIAL STATEMENTS

         Income Statements for the three months ended March 31, 1997
         and 1996                                                           3

         Balance Sheets as of March 31, 1997 and December 31, 1996        4-5

         Statements of Cash Flows for the three months ended
         March 31, 1997 and 1996                                            6

         Statement of Stockholders' Equity for the three months
         ended March 31, 1997                                               7

         Notes to Interim Condensed Consolidated Financial
         Statements                                                      8-10

      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11-23


PART II:  OTHER INFORMATION

      ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            24


SIGNATURE                                                                  25

EXHIBIT INDEX                                                              26

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997         1996
                                                            ------       ------
REVENUE ..............................................     $ 4,883      $ 4,491
                                                           -------      -------
OPERATING EXPENSES
  Cost of services ...................................       2,525        2,344
  Sales, operations and general ......................       1,319        1,185
  Depreciation .......................................         453          381
                                                           -------      -------
TOTAL OPERATING EXPENSES .............................       4,297        3,910
                                                           -------      -------
INCOME FROM OPERATIONS ...............................         586          581

Interest expense .....................................         (58)         (50)
Interest income ......................................           6           11
Equity in income (losses) of
  affiliated companies ...............................         (37)         (55)
Other expense, net ...................................          (3)          (3)
                                                           -------      -------
INCOME BEFORE INCOME TAXES ...........................         494          484

Income tax provision .................................         184          189

Distributions on subsidiary Trust mandatorily
   redeemable preferred securities ...................          15            -
                                                           -------      -------
NET INCOME ...........................................     $   295      $   295
                                                           =======      =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE ............................     $   .42      $   .42

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding ............................         701          701

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                         March 31, December 31,
                                                             1997         1996
                                                            -------      -------
                                                                (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................      $   199      $   187
  Marketable securities ..............................           16          161
  Receivables, net of allowance for
    uncollectibles of $290 and $273 million ..........        3,617        3,480
  Other assets .......................................        1,013          888
                                                            -------      -------
   TOTAL CURRENT ASSETS ..............................        4,845        4,716
                                                            -------      -------

PROPERTY AND EQUIPMENT, net ..........................       12,493       12,174

OTHER ASSETS
  Noncurrent marketable securities ...................           27           58
  Other assets and deferred charges, net .............          880          678
  Investment in affiliates ...........................          668          690
  Investment in News Corp. ...........................        1,350        1,350
  Investment in DBS ..................................          939          893
  Goodwill, net ......................................        2,405        2,419
                                                            -------      -------
   TOTAL OTHER ASSETS ................................        6,269        6,088
                                                            -------      -------
   TOTAL ASSETS ......................................      $23,607      $22,978
                                                            =======      =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)
                                                        March 31,  December 31,
                                                            1997         1996
                                                          --------     --------
                                                               (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...................................    $    895     $    992
  Accrued telecommunications expense .................       2,101        2,045
  Other accrued liabilities ..........................       1,773        1,806
  Long-term debt due within one year .................         196          203
                                                          --------     --------
   TOTAL CURRENT LIABILITIES .........................       4,965        5,046
                                                          --------     --------
NONCURRENT LIABILITIES
  Long-term debt .....................................       4,984        4,798
  Deferred taxes and other ...........................       1,969        1,723
                                                          --------     --------
   TOTAL NONCURRENT LIABILITIES ......................       6,953        6,521
                                                          --------     --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
   JUNIOR SUBORDINATED DEFERRABLE INTEREST
   DEBENTURES OF THE COMPANY .........................         750          750

STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares ...............................          14           14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares ...............................          60           60
  Additional paid in capital .........................       6,344        6,410
  Retained earnings ..................................       5,526        5,231
  Treasury stock, at cost,
    42 and 44 million shares .........................      (1,005)      (1,054)
                                                          --------     --------
   TOTAL STOCKHOLDERS' EQUITY ........................      10,939       10,661
                                                          --------     --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $ 23,607     $ 22,978
                                                          ========     ========


See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1997        1996
                                                             ------      ------
                                                                (In millions)
OPERATING ACTIVITIES
  Receipts from customers ..............................    $ 4,570     $ 4,302
  Payments to suppliers and employees ..................     (3,918)     (3,375)
  Taxes paid ...........................................        (99)       (206)
  Interest paid ........................................       (110)        (61)
  Interest received ....................................          6          10
                                                            -------     -------
       CASH FROM OPERATING ACTIVITIES ..................        449         670
                                                            -------     -------
INVESTING ACTIVITIES
  Capital expenditures for property
    and equipment ......................................       (740)       (782)
  Purchases, maturities and sales of
    marketable securities, net .........................        176         157
  Investment in Direct Broadcast Satellite .............        (69)       (139)
  Investment in affiliates .............................        (17)        (12)
  Other, net ...........................................         15          (7)
                                                            -------     -------
       CASH USED FOR INVESTING ACTIVITIES ..............       (635)       (783)
                                                            -------     -------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES .......       (186)       (113)
                                                            -------     -------
FINANCING ACTIVITIES
  Payment of Senior Notes and other debt ...............       (113)       (175)
  Commercial paper and bank credit facility
    activity, net ......................................        271         214
  Issuance of common stock for employee plans ..........        133         142
  Purchase of treasury stock ...........................        (93)       (115)
                                                            -------     -------
       CASH FROM FINANCING ACTIVITIES ..................        198          66
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents ...         12         (47)
Cash and cash equivalents - beginning balance ..........        187         471
                                                            -------     -------
Cash and cash equivalents - ending balance .............    $   199     $   424
                                                            =======     =======
Reconciliation of net income to cash from operating
  activities:
Net income .............................................    $   295     $   295
Adjustments to net income:
  Depreciation and amortization ........................        467         396
  Equity in (income) losses of affiliated companies ....         37          55
  Deferred income tax provision ........................        114          37
Net change in operating activity accounts other than cash and cash equivalents:
  Receivables ..........................................       (137)       (185)
  Operating accounts payable ...........................       (233)        237
  Other operating activity accounts ....................        (94)       (165)
                                                            -------     -------
Cash from operating activities .........................    $   449     $   670
                                                            =======     =======


See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                            Treas.        Total
                         Class A         Addit'l            Stock,       Stock-
                         Common Common   Paid in  Retained    at        holders'
                         Stock  Stock    Capital  Earnings   Cost        Equity
                         ------ ------   -------  --------  -------     -------
                                          (In millions)
Balance at
  December 31, 1996 .....   $14   $60   $ 6,410    $5,231   $(1,054)   $ 10,661

Common stock issued
  for employee stock
  and benefit plans and
  other activity
  (4.5 million shares) ..     -     -       (66)        -       136          70

Net income ..............     -     -         -       295         -         295

Treasury stock
  purchased
  (2.5 million shares) ..     -     -         -         -       (87)        (87)
                            ---   ---   -------    ------   -------    --------
Balance at
  March 31, 1997 ........   $14   $60   $ 6,344    $5,526   $(1,005)   $ 10,939
                            ===   ===   =======    ======   =======    ========
















See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2. MERGER AGREEMENT WITH BRITISH TELECOMMUNICATIONS PLC

On November 3, 1996, the company entered into an Agreement and Plan of Merger (the Merger Agreement) with British Telecommunications plc (BT), a public limited company organized under the laws of England and Wales. As a result of the proposed merger (the Merger), the stockholders of the company and BT will become the owners of a combined company, renamed Concert plc (Concert). Under the terms of the Merger Agreement, each outstanding share of the company's common stock (other than treasury shares and shares owned by BT, including shares of Class A common stock, all of which will be canceled upon consummation of the Merger) will be converted into the right to receive (i) .54 American Depositary Share (ADS) of Concert, (each ADS represents ten ordinary shares of 25 pence each of Concert, with cash being paid in lieu of fractional ADSs), and
(ii) $6.00 in cash.

In April 1997, the stockholders of the company and BT approved the Merger and on May 14, 1997, the European Commission also approved the Merger. Completion of the Merger, which is expected by the fall of 1997, is still subject to certain conditions, including the receipt of required U.S. regulatory approvals. The Merger will be accounted for under the purchase method of accounting under both United States (U.S.) and United Kingdom (U.K.) generally accepted accounting principles.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997, with earlier application not permitted. The new standard replaces the current primary and fully diluted earnings per share calculations with basic and diluted earnings per share calculations. Upon adoption, earnings per share will be restated for the prior periods presented in the financial statements. Adoption of this new standard will not have a material impact on the company's earnings per share.

NOTE 4. CONTINGENCIES

The company, in the normal course of business, is a party to a number of lawsuits and regulatory and other proceedings. The company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the consolidated financial position or results of operations of the company.

In December 1992, the company petitioned the United States District Court for the District of Columbia for a declaratory ruling that certain patents being asserted against the company by AT&T Corp. (AT&T) were invalid and that AT&T should therefore, and for other reasons, be barred from enforcing them against the company. AT&T counterclaimed that the company was violating certain patents. In May 1993, AT&T and Unitel Communications Inc., a Canadian corporation in which AT&T has an equity interest, filed a companion suit in Canada, alleging that the company and the Stentor Group of Canadian telephone companies (with which the company has an alliance) are infringing in Canada four of the patents at issue in the U.S. litigation. On March 6, 1997, a Stipulation and Order dismissing the actions in the U.S. with prejudice was entered in the United States District Court for the District of Columbia and Consent Judgement dismissing the matter with prejudice in Canada was entered on February 28, 1997.

On November 4, 1996 and thereafter, the company and all of its directors, including the two directors who are also executive officers of the company and the three directors elected by BT, were named as defendants in twelve complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in ten of the complaints. The complaints were brought by alleged shareholders of the company, individually and purportedly as class actions on behalf of all other stockholders of the company. The complaints allege breaches of fiduciary duty by the company's directors in connection with

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


the Merger. Nine of the complaints in which BT was named as a defendant allege that BT aided and abetted those breaches of duty. One of the complaints in which BT was named as a defendant alleges that BT owes fiduciary duties to the other stockholders of the company and that it breached those duties in connection with the Merger. The complaints seek damages and other relief. The defendants believe that the complaints are without merit and the company does not expect that the above actions will have a material adverse effect on the consolidated financial position or results of operations of the company.

NOTE 5. SUBSEQUENT EVENT

On April 30, 1997, the company entered into a revolving credit loan agreement with several financial institutions, under which the company may borrow up to $4 billion. Borrowings under this agreement mature on April 28, 1998. This agreement replaces the company's September 1996 $2 billion revolving credit loan agreement.

                                     PAGE 11
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL

-------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of MCI Communications Corporation and subsidiaries' (collectively, the company) consolidated results of operations and financial condition. The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the company's Annual Report on Form 10-K for the year ended December 31, 1996.

GLOBAL MERGER AGREEMENT
-----------------------

On November 3, 1996, the company entered into an Agreement and Plan of Merger (the Merger Agreement) with British Telecommunications plc (BT), a public limited company organized under the laws of England and Wales. As a result of the proposed merger (the Merger), the stockholders of the company and BT will become the owners of a combined company, renamed Concert plc (Concert).


-------------------------------------------------------------------------------
Forward-looking  Statements  May Prove  Inaccurate  The company has made certain forward-looking statements in Management's Discussion and Analysis that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its long distance telecommunication services business, its investments in ventures and developing markets (VDM) businesses, the possible future results of operations of the company and Concert after the Merger and statements preceded by, followed by or that include the words "believes", "expects", "anticipates", or similar expressions. For those statements, the company claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that the following important factors, in addition to those contained elsewhere in Management's Discussion and Analysis could affect the future results of the company, its long distance telecommunication services and VDM businesses and the company and Concert after the Merger and could cause those results to differ materially from the statements and information expressed in the forward-looking statements, such as: material adverse changes in the economic conditions in the markets served by the company; a significant delay in the expected closing of the Merger; future regulatory actions and conditions in the company's operating areas, including the ability of the company to obtain local facilities at competitive rates; and competition from others in the U.S. and international long distance markets, including the entry of the regional Bell operating companies (RBOCs) and other companies into the long distance markets in the U.S. For additional information about other important factors that should be considered, the reader should read the company's Annual Report on Form 10-K for the year ended December 31, 1996.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Under the terms of the Merger Agreement, each outstanding share of the company's common stock (other than treasury shares and shares owned by BT, including shares of Class A common stock, all of which will be canceled upon consummation of the Merger) will be converted into the right to receive (i) .54 American Depositary Share (ADS) of Concert, (each ADS represents ten ordinary shares of 25 pence each of Concert, with cash being paid in lieu of fractional ADSs), and
(ii) $6.00 in cash.

In April 1997, the stockholders of the company and BT approved the Merger and on May 14, 1997, the European Commission also approved the Merger. Completion of the Merger, which is expected by the fall of 1997, is still subject to certain conditions, including the receipt of required U.S. regulatory approvals. The Merger will be accounted for under the purchase method of accounting under both U.S. and U.K. GAAP. The company believes that Concert, operating with the combined networks, financial resources, management, personnel and technical expertise of the company and BT, will be better able to capitalize on growth opportunities in the telecommunications industry, both domestically and internationally. In addition, the company expects Concert will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel. Under the terms of the Merger Agreement, the company and BT will continue to sell and service customers using their own brand names in their respective home countries.

GLOBAL ALLIANCES
----------------

On April 14, 1997, the company, BT and Portugal Telecom formed a strategic alliance to provide communication services in Portugal and Latin America. The voice products of Concert Communications Company (CCS) will be exclusively distributed by Portugal Telecom in Portugal. The company will take a 0.5% equity stake in Portugal Telecom later in 1997.

On April 18, 1997, the company, BT and Telefonica de Espana (Telefonica) formed a strategic alliance to provide telecommunication services and to explore growth opportunities in the Americas and Europe. Telefonica Internacional SA (TISA), Telefonica's international unit, and the company will create an equally owned Pan American joint venture, managed by TISA, called Telefonica Panamericana-MCI. The joint venture will pursue new opportunities in the Latin American telecommunications market. As part of the alliance, Telefonica will have an opportunity to invest in Avantel, S.A. de C.V. (Avantel) and will form a joint venture with MCI Systemhouse (Systemhouse) to service the Latin American systems integration market.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


TELECOMMUNICATIONS  REGULATORY ENVIRONMENT
------------------------------------------

The Telecommunications Act of 1996 (the Act) was enacted by Congress to help minimize legal barriers to local telephone market entry while affording residential and business consumers protection from unfair competition by incumbent local exchange carriers (ILECs). A company is permitted to enter the local market by constructing new facilities, leasing unbundled network elements, reselling local network capacity or by partnering with other new market entrants. The Act also establishes criteria pursuant to which regional Bell operating companies' (RBOCs) applications to provide in-region long distance service may be approved by the Federal Communications Commission (FCC), in consultation with the relevant state regulatory agencies as well as the Department of Justice (DOJ).

In order to implement the Act, the FCC outlined a trilogy of issues that needed to be resolved in order to ensure competition in the local market-interconnection, universal service and access charge reform. On May 7, 1997, the FCC completed action on the trilogy when it rendered its access charge and universal service reform decisions. The FCC adopted a plan that would reduce access charges approximately $1.7 billion on an industry-wide basis, beginning on July 1, 1997. Adjustments will be made annually as part of the LEC annual access filing. At the same time, the FCC adopted a new universal service plan, which includes current subsidies paid by long distance carriers and new obligations to fund discounted services for schools, libraries, rural health care providers and low income consumers, that will become effective on January 1, 1998 and be funded by all telecommunications carriers. The company expects to pass the savings from access reductions on to customers, net of new universal service obligations.

The order rendered by the United States Court of Appeals for the Eighth Circuit (the court) staying (the Stay) key pricing provisions of the FCC's rules for interconnection of local services with ILECs remains in effect. The company still anticipates that the court will render its decision sometime during the second quarter of this year. Despite the adverse impact of the Stay on local market competition, the company has completed most of its state arbitration proceedings and has received approval of interconnection agreements in several states. Most of these agreements are being litigated in federal district court.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



EARNINGS HIGHLIGHTS
-------------------

Income from operations was $586 million or 12% of revenue in the first quarter of 1997 compared to $581 million or 12.9% of revenue in the first quarter of 1996. The decrease in operating margin over the prior year is due to increases in sales, operations and general expenses in the ventures and developing markets businesses and depreciation expense associated with additions to the communications system network in the long distance telecommunication services business (core business) and local services business, which offset reductions in telecommunications expense, primarily in international settlements. Net income was $295 million or $0.42 per share in the first quarter of both 1997 and 1996.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

The following provides a discussion of the company's consolidated results, comprised of its core business and ventures and developing markets (VDM) businesses. Refer to "Enterprise Reporting" below for further discussion of these businesses.

During the first quarter of 1997, consolidated revenue increased $392 million or approximately 9% over first quarter of 1996 to $4,883 million. Core business revenue increased $334 million or 8.2% to $4,384 million, while VDM revenue, excluding sales to the core business, increased $58 million or 13% to $499 million. The increase in core business revenue was due to strong volume growth in business markets, despite the company's move to de-emphasize the carrier segment, and the company's continued focus on enhanced and value-added communication service offerings to business customers. The increase in VDM revenue was primarily due to increased revenue in Information Technology Services over the first quarter in the prior year.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



Cost of services consists of telecommunications expense and costs of other products and services primarily associated with VDM businesses. Telecommunications expense is primarily comprised of access facilities fees paid to ILECs and other domestic service providers, and payments made to foreign telephone companies (international settlements) to complete calls made to foreign countries from the U.S. by the company's customers. In VDM, costs of other products and services include equipment, software and information technology service costs. In the first quarter of 1997, cost of services increased $181 million or approximately 8% over the first quarter of 1996. This increase was fairly consistent, as a percentage, with the increase in consolidated revenue and reflects cost efficiencies in the core business. As a percentage of total revenue, cost of services decreased from 52.2% in the first quarter of 1996 to 51.7% in the first quarter of 1997. In the core business, cost of services as a percentage of revenue decreased to 50.4% in the first quarter of 1997 from 50.9% in the first quarter of 1996, primarily due to decreases in international settlements and more efficient network use.

Sales, operations and general expenses increased in the first quarter of 1997 by $134 million or 11% to $1,319 million compared to $1,185 million in the first quarter of 1996. In the core business, sales, operations and general expenses increased 8% over the first quarter of 1996 which is consistent with the company's core business revenue growth. As a percentage of revenue, sales, operations and general expenses increased to 27% in the first quarter of 1997 from 26.4% in the first quarter of the prior year. This increase was primarily due to VDM sales, operations and general expenditures associated with the company's continued development in local services markets and Information Technology Services and the related increases in marketing efforts and personnel expenditures.

Depreciation expense was $453 million in the first quarter of 1997, an increase of $72 million or 19% over depreciation expense in the same quarter in the prior year. This increase was primarily attributable to the impact of 1996 additions to the communications system network to increase network capacity, redundancy and reliability, add product features and functionality and support the company's expanding local services business.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Interest expense increased $8 million or 16% over the first quarter of 1996 to $58 million. This increase was due to higher average debt balances outstanding due to commercial paper issuances since the end of the first quarter of 1996 for general corporate purposes.

Interest income was $6 million in the first quarter of 1997, a $5 million decrease from the first quarter of 1996. This decrease in interest income is due to lower short term marketable securities balances resulting from the use of cash to fund investments in the local services market and other general corporate purposes.

Equity in income (losses) of affiliated companies improved $18 million in the first quarter of 1997 to $(37) million compared to $(55) million in the first quarter of 1996. This improvement was attributable to the operations of CCS and the high level of operating costs incurred in the first quarter of 1996 with the company's on-line project with The News Corporation Limited (News Corp.), offset by continued operating losses of certain of its investments, including Avantel and ICS Communications, Inc. As further discussed in "Enterprise Reporting" below, due to the start-up nature and current operations of several of the company's investments and ventures, the company expects equity in losses of affiliated companies to continue during the remainder of 1997.

Distributions on subsidiary Trust mandatorily redeemable securities, issued in May 1996, totaled $15 million for the first quarter of 1997.

ENTERPRISE REPORTING
--------------------

This section segregates the performance of the company's core business from its VDM businesses and investments. Core business services comprise a wide spectrum of domestic and international voice and data services, including long distance telephone, data communication, teleconferencing, Internet and electronic messaging services. The company has invested in VDM businesses outside of its core business through acquisitions, alliances and other strategic initiatives in the local, information technology, wireless, international and multimedia markets. Investments in these VDM businesses are included in the company's financial statements as consolidated subsidiaries, unconsolidated equity investments, or cost method investments such as News Corp.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The following information was prepared using all amounts included in the company's interim condensed consolidated financial statements and reflects estimates and allocations that management believes provide a reasonable basis on which to present such information.

The following table summarizes the financial highlights of these enterprises.

SUPPLEMENTAL ENTERPRISE REPORTING DATA

                                            Core Business        VDM Businesses
Quarter ended March 31,                    1997        1996      1997      1996
--------------------------------------------------------------------------------
(In millions)
Revenue ............................    $ 4,384     $ 4,050     $ 579     $ 476
Income (loss) from
  operations .......................        653         614       (62)      (33)
Equity in income (losses)
  of affiliated companies ..........          -           -       (37)      (55)
Net income (loss) ..................        403         378      (103)      (83)
Depreciation .......................        412         348        41        33
Net interest, income taxes
  and other expense ................       (250)       (236)       (4)        5
EBITDA* ............................      1,065         962       (21)        -

* EBITDA, as defined by management, includes earnings, excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA is often used by analysts when evaluating the performance of a company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similar titled measures used by other companies or analysts.

The following discussion focuses on significant financial and operational results of the company's core business and VDM businesses.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

CORE BUSINESS
-------------

Core business revenue in the first quarter of 1997 increased $334 million or 8.2% over first quarter of 1996 to $4,384 million. Traffic grew 4% from the first quarter of 1996, resulting in a revenue to traffic variance of 4.2% for the first quarter of 1997. The improvement in the revenue to traffic variance was primarily due to the continued improved mix of higher margin product sales in the business and consumer markets, such as data, virtual data, and Personal 800 products. This improvement was offset by increased provisions for uncollectibles during the first quarter of 1997 as a result of continued tightened credit and collection policies.

Increases in business market revenue continued to drive the company's overall revenue growth, with network, data and inbound product revenue accounting for a majority of the revenue increase over the first quarter of 1996. Emerging products, such as virtual data, Internet and prepaid card services, all with greater than 100% growth, also contributed to the improvements in the business market. Revenue growth in mass markets slowed due to competitive pressures and the company's continued focus on the more profitable segments of the consumer market. The company has selectively targeted high value customers through its integrated package offering of inbound, outbound, wireless and Internet services and has curtailed the use of customer acquisition promotions. While customer churn increased slightly in the first quarter of 1997 over the first quarter of 1996, churn rates have dropped sequentially over the last several quarters due to further focus on multiple sales of higher margin products and profitability per customer. The company expects that through the next few quarters, total growth trends in mass markets will continue to be impacted as the company migrates the volatile, price-shopping customers from its base and builds a more loyal customer base.

VENTURES AND DEVELOPING MARKETS BUSINESS
----------------------------------------

In the first quarter of 1997, the company continued to make investments in its VDM businesses and strategic initiatives and expand its business opportunities in these markets. The company invested approximately $65 million in local services, $46 million in direct broadcast satellite (DBS) development costs and $26 million in affiliated companies, including CCS. The company's results of operations in these businesses and strategic initiatives are provided below.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

LOCAL
-----

The company provides switched local services to both business and residential customers, and local fiber-optic capacity and competitive access services to the company's core business and other businesses. The company intends to become a single-source provider of comprehensive local wireline telecommunication services and to compete in the local services market, while also reducing the company's access and interconnection rates. Despite the stay of key provisions of the FCC Interconnection Order, the company will continue to pursue revenue and profit growth while expanding local service capabilities. As of March 31, 1997, the company had been granted authority to offer local exchange service in 30 states and had applications for such services pending in 8 other states.

Local services revenue, substantially all of which was derived from sales to the company's core business, increased $25 million or 63% to $65 million in the first quarter of 1997 from the same quarter in the prior year. Loss from operations in the first quarter of 1997 was $(72) million compared to $(13) million in the same quarter in the prior year. Net loss was $(50) million and $(10) million, respectively, for the same periods. EBITDA was $(58) million and $(8) million for the first quarters of 1997 and 1996, respectively. These increases in losses and decrease in EBITDA were due to increased operating costs associated with the company's increased investment in the local market. During the first quarter of 1997, the company added 5 local city networks, bringing the total number of operational local city networks to 67 in 35 cities, compared to 43 operational networks in 28 cities at the end of the first quarter of 1996. In addition, rights of way miles increased 6% from the first quarter of 1996 to 4,145 miles while route miles increased 18% from the end of the first quarter of 1996 to 2,989 miles. Currently, the company provides switched local services in 21 markets and intends to have service operational in 30 cities by the end of 1997.

INFORMATION TECHNOLOGY SERVICES
-------------------------------

Information Technology Services include the results of operations of Systemhouse and Call Center Services. Revenue in the first quarter of 1997 increased $92 million to $433 million or 27% over the first quarter in the prior year. This increase was due to increases in Systemhouse's outsourcing and systems integration services and Call Center Services' automation and outsourcing services. Income from operations remained the same at $15 million

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

for the first quarters of 1997 and 1996. Net loss in the first quarter of 1997 increased $4 million to $(15) million from $(11) million in the first quarter of 1996 and EBITDA improved to $37 million in the first quarter of 1997 from $34 million in the first quarter of the prior year.

Backlog, which includes amounts committed under executed contracts or letters of intent, at March 31, 1997 and 1996, was approximately $2 billion and $1.5 billion, respectively, the majority from Systemhouse's largest customers. The company expects that approximately 25% of the backlog will be delivered in the remainder of 1997. Since revenue depends on actual usage under service contracts which may be subject to termination under certain circumstances, actual revenue for a particular contract may be higher or lower than the amount included in backlog for such contract.

WIRELESS
--------

Wireless services primarily include the operations of MCI Wireless, Inc., the company's cellular provider, and the company's paging services. Wireless revenue decreased $13 million from the first quarter of 1996 to $75 million in the first quarter of 1997. This decrease was primarily due to the decrease in paging subscribers from 548,000 in the first quarter of 1996 to 223,000 in the first quarter of 1997 as the company continued to de-emphasize stand-alone paging services to revise the cost and infrastructure of its paging service offerings. These efforts coincide with the company's efforts in the consumer market to focus on profitability per customer. As of March 31, 1997, the number of cellular subscribers increased 14% to 425,000 from the end of the first quarter of 1996. This increase is due to the company's focus on increased integrated product offerings and expansion into new markets during the last three quarters of 1996 and the first quarter of 1997. Loss from operations was $(9) million and $(11) million and net loss was $(9) million and $(10) million for the first quarters of 1997 and 1996, respectively. EBITDA was $(3) million and $(4) million for the same periods.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


INTERNATIONAL SERVICES
----------------------

CCS is a 24.9% owned international services venture with BT that provides a broad portfolio of advanced global communication services, including virtual network, frame relay, managed bandwidth and packet services, to multinational business customers worldwide. CCS' distributor revenues were $165 million and $105 million in the first quarters of 1997 and 1996, respectively. CCS' virtual network service continues to have over 90 sites active or operational around the world. The company's share of CCS' losses reported in accordance with U.S. GAAP was $(6) million for the first quarter of 1997, an improvement over the $(10) million for the same quarter in the prior year. During the first quarter of 1997, the company invested approximately $20 million in CCS. Since its launch in July 1994, the company has invested a total of approximately $190 million in CCS.

Avantel is the company's 44.5% owned Mexican business venture. Since its November 1995 inception, Avantel built Mexico's first all digital fiber-optic network, became the first company to provide alternative long distance service in the Mexican telecommunication market competing against Telefonos de Mexico, and launched the first branded Mexico-to-United States collect calling products targeted to consumers and businesses. In addition, on January 1, 1997, Avantel began offering a full range of competitive switched long distance services to residential and business customers and now has in-place arrangements to terminate traffic in every country in the world. During the first quarter of 1997, Avantel continued the development of its communication system in preparation for the opening of Mexico City and an additional 38 cities to competition in the second quarter of 1997. During the first quarter of 1997, the company's share of Avantel's losses reported in accordance with U.S. GAAP increased $13 million over the same quarter in the prior year to $(21) million. The company expects to incur increasing losses on its investment during 1997 as Avantel moves forward with its entry into the Mexican telecommunications market and expands its service and customer bases.

MULTIMEDIA SERVICES
-------------------

The company's investments in News Corp. and a direct broadcast satellite comprise Multimedia Services. Dividend income on the company's $1,350 million investment in News Corp. was approximately $15 million and $11 million for the first quarters of 1997 and 1996, respectively.

During 1997, the company invested an additional $46 million in DBS construction costs, bringing its total investment to $939 million, which consists of the $682.5 million license fee and approximately $257 million in related satellite construction and other costs.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




On May 6, 1997, the company renegotiated its investment agreement with News Corp. which included the termination of the company's remaining investment obligation of $650 million. In addition, the company and News Corp. have formed a joint venture, ASkyB, which will provide digital satellite services to homes and businesses. The company will own 19.9% of ASkyB and will initially retain ownership of its rights to the spectrum of direct broadcast satellite frequencies (the DBS license) for which the company paid $682.5 million. Upon FCC approval, the DBS license will be transferred to ASkyB at which time ASkyB will pay the company a license fee of $682.5 million plus interest. Concurrently, the company will make an investment in a subsidiary of News Corp. for an amount equal to the license fee. This investment will be repaid on the sixth anniversary or upon certain circumstances on the third anniversary of the agreement. News Corp. is in discussions to combine the operations of ASkyB with certain third parties that could further reduce the company's ownership percentage and/or interest.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

CASH FLOWS
----------

Cash from operating activities decreased in the first quarter of 1997 to $449 million from the first quarter of 1996. This decrease is primarily due to increased payments to suppliers and employees offset by an increase in receipts from customers attributable to the increase in consolidated revenues.

Cash used for investing activities in the first quarter of 1997 decreased $148 million from the first quarter of 1996. This decrease in cash used is primarily attributable to decreases in the investment in DBS and capital expenditures over the first quarter of the prior year and increases in net proceeds from sales and maturities of marketable securities.

Cash from financing activities in the first quarter of 1997 increased $132 million to $198 million from the first quarter of 1996. This increase is due to an increase in commercial paper issuances for general corporate purposes and decreases in maturities and repayments of Senior Notes and other debt. During the first quarter of 1997, the company issued $2,525 million and repaid $2,254 million of commercial paper borrowings, leaving $1,693 million of such borrowings outstanding at March 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The company believes that it will be able to meet its current and forseeable liquidity and capital requirements, including continued investments in its local services and other VDM businesses, through its cash flows from operating activities and existing debt facilities. On April 30, 1997, the company entered into a new $4 billion credit facility that expires on April 28, 1998. This new facility replaces a similar $2 billion credit facility.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

EBITDA
------

Consolidated EBITDA increased to $1,039 million or 8% in the first quarter of 1997 from $962 million in the first quarter of 1996. The increase in EBITDA is the result of the increase in consolidated revenue and the improvement in cost of services as a percentage of consolidated revenue. EBITDA, as defined by management, includes earnings, excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA is often used by analysts when evaluating the performance of the company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similar titled measures used by other companies or analysts.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
-----------                -----------

         10(a)             Revolving Credit Agreement.

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of March 31, 1997.

         99(a)             Capitalization Schedule as of March 31, 1997.


b)Reports on Form 8-K

The company filed a Current Report on Form 8-K on February 10, 1997, which reported pursuant to Item 7.

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




                         MCI COMMUNICATIONS CORPORATION







Date:  May 15, 1997                      Signed:  /s/ David M. Case
                                                  -----------------------
                                                  David M. Case

                                                  Vice President and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.                 Description
 -----------                 -----------

         10(a)               Revolving Credit Agreement.

         11                  Computation of Earnings per Common Share.

         12                  Computation of Ratio of Earnings to Fixed Charges.

         27                  Financial Data Schedule as of March 31, 1997.

         99(a)               Capitalization Schedule as of March 31, 1997.