Form 10-Q
period 1997-06-30
MCI COMMUNICATIONS CORP
filed 1997-08-14
CIK 64079

PAGE 1


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

                                       or

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

                                    Yes X No

As of June 30, 1997, the registrant had outstanding 135,998,932 shares of Class A common stock and 555,852,045 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 1997



                                      INDEX


                                                                       Page No.
                                                                       --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and six months ended
            June 30, 1997 and 1996                                           3

            Balance Sheets as of June 30, 1997 and December 31, 1996       4-5

            Statements of Cash Flows for the six months ended
            June 30, 1997 and 1996                                           6

            Statement of Stockholders' Equity for the six months
            ended June 30, 1997                                              7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                    8-10

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11-24


PART II:  OTHER INFORMATION

        ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     25-26

        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                           27


SIGNATURE                                                                   28

EXHIBIT INDEX                                                               29

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)
                                   (unaudited)

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------    ------------------
                                         1997       1996       1997       1996
                                      -------    -------    -------    -------
REVENUE                               $ 4,843    $ 4,565    $ 9,726    $ 9,056
                                      -------    -------    -------    -------
OPERATING EXPENSES
  Cost of services                      2,547      2,342      5,072      4,686
  Sales, operations and general         1,265      1,229      2,584      2,414
  Depreciation                            479        412        932        793
                                      -------    -------    -------    -------
TOTAL OPERATING EXPENSES                4,291      3,983      8,588      7,893
                                      -------    -------    -------    -------
INCOME FROM OPERATIONS                    552        582      1,138      1,163

Interest expense                          (58)       (52)      (116)      (102)
Interest income                             4          9         10         20
Equity in income (losses) of
  affiliated companies                    (24)       (45)       (61)      (100)
Other income (expense), net                (4)         3         (7)        (1)
                                      -------    -------    -------    -------
INCOME BEFORE INCOME TAXES AND
  TRUST DISTRIBUTIONS                     470        497        964        980

Income tax provision                      175        192        359        380

Distributions on subsidiary Trust
  mandatorily redeemable preferred
  securities                               15          5         30          5
                                      -------    -------    -------    -------
NET INCOME                            $   280    $   300    $   575    $   595
                                      =======    =======    =======    =======
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE             $   .40    $   .43    $   .82    $   .85

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                 708        698        705        698

Dividends declared per common share   $  .025    $  .025    $  .025    $  .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                                   June 30,         December 31,
                                                     1997               1996
                                                 -----------        -----------
                                                          (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $    55             $   187
  Marketable securities                                 95                 161
  Receivables, net of allowance for
    uncollectibles of $306 and $273 million          3,670               3,480
  Other assets                                         845                 888
                                                   -------             -------
   TOTAL CURRENT ASSETS                              4,665               4,716
                                                   -------             -------

PROPERTY AND EQUIPMENT, net                         13,286              12,174

OTHER ASSETS
  Noncurrent marketable securities                      33                  58
  Other assets and deferred charges, net               884                 678
  Investment in affiliates                             662                 690
  Investment in News Corp.                           1,350               1,350
  Investment in DBS                                    980                 893
  Goodwill, net                                      2,391               2,419
                                                   -------             -------
   TOTAL OTHER ASSETS                                6,300               6,088
                                                   -------             -------
   TOTAL ASSETS                                    $24,251             $22,978
                                                   =======             =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)
                                                 June 30,           December 31,
                                                   1997                 1996
                                               -----------          -----------
                                                       (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $    975            $    992
  Accrued telecommunications expense                 2,134               2,045
  Other accrued liabilities                          1,807               1,806
  Long-term debt due within one year                 1,930                 203
                                                  --------            --------
   TOTAL CURRENT LIABILITIES                         6,846               5,046
                                                  --------            --------
NONCURRENT LIABILITIES
  Long-term debt                                     3,259               4,798
  Deferred taxes and other                           2,046               1,723
                                                  --------            --------
   TOTAL NONCURRENT LIABILITIES                      5,305               6,521
                                                  --------            --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
   JUNIOR SUBORDINATED DEFERRABLE INTEREST
   DEBENTURES OF THE COMPANY                           750                 750

STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                  14                  14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares                                  60                  60
  Additional paid in capital                         6,373               6,410
  Retained earnings                                  5,789               5,231
  Treasury stock, at cost,
    37 and 44 million shares                          (886)             (1,054)
                                                  --------            --------
   TOTAL STOCKHOLDERS' EQUITY                       11,350              10,661
                                                  --------            --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 24,251            $ 22,978
                                                  ========            ========



See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                             1997       1996
                                                           ------     ------
                                                              (In millions)
OPERATING ACTIVITIES
  Receipts from customers                                 $ 9,311    $ 8,796
  Payments to suppliers and employees                      (7,499)    (6,926)
  Taxes paid                                                 (167)      (266)
  Interest paid                                              (145)       (86)
  Interest and dividends received                               5         37
                                                          -------    -------
       CASH FROM OPERATING ACTIVITIES                       1,505      1,555
                                                          -------    -------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment          (1,710)    (1,607)
  Purchases, maturities and sales of
    marketable securities, net                                 91        168
  Investment in News Corp.                                      0       (350)
  Investment in DBS                                          (127)      (215)
  Investment in affiliates                                    (42)       (30)
  Acquisition of businesses                                     0        (24)
  Other, net                                                   35        (43)
                                                          -------    -------
       CASH USED FOR INVESTING ACTIVITIES                  (1,753)    (2,101)
                                                          -------    -------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES             (248)      (546)
                                                          -------    -------
FINANCING ACTIVITIES
  Issuance (payment) of Debentures and other debt, net       (160)       234
  Commercial paper and bank credit facility
    activity, net                                             135       (352)
  Issuance of Trust preferred securities, net                   0        726
  Issuance of common stock for employee plans                 251        243
  Purchase of treasury stock                                  (93)      (344)
  Payment of dividends on common stock and
      Class A common stock                                    (17)       (17)
                                                          -------    -------
       CASH FROM FINANCING ACTIVITIES                         116        490
                                                          -------    -------
Net decrease in cash and cash equivalents                    (132)       (56)
Cash and cash equivalents - beginning balance                 187        471
                                                          -------    -------
Cash and cash equivalents - ending balance                $    55    $   415
                                                          =======    =======
Reconciliation of net income to cash from
  operating activities:
Net income                                                $   575    $   595
Adjustments to net income:
  Depreciation and amortization                               953        821
  Equity in (income) losses of affiliated companies            61        100
  Deferred income tax provision                                34        146
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                                (190)      (226)
  Operating accounts payable                                 (204)       216
  Other operating activity accounts                           276        (97)
                                                          -------    -------
Cash from operating activities                            $ 1,505    $ 1,555
                                                          =======    =======
See accompanying Notes to Interim Condensed Consolidated Financial Statements

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                              Treas.     Total
                        Class A           Addit'l             Stock,     Stock-
                         Common  Common   Paid in  Retained     at      holders'
                          Stock   Stock   Capital  Earnings    Cost      Equity
                         ------  ------   -------  --------   -------   -------
                                       (In millions)
Balance at
  December 31, 1996       $ 14    $ 60    $ 6,410   $ 5,231   $(1,054)  $10,661

Common stock issued
  for employee stock
  and benefit plans and
  other activity
  (9 million shares)         -       -        (37)        -       255       218

Net income                   -       -          -       575         -       575

Common stock dividends       -       -          -       (17)        -       (17)

Treasury stock
  purchased
  (2 million shares)         -       -          -         -       (87)      (87)
                         -----    -----   -------    -------  --------  --------
Balance at
  June 30, 1997           $ 14     $ 60   $ 6,373    $ 5,789   $ (886)  $11,350
                         =====    =====   =======    =======  ========  ========









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenue, allowances for uncollectible receivables, telecommunications expense, depreciation and amortization, employee benefit plans and taxes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2. MERGER AGREEMENT WITH BRITISH TELECOMMUNICATIONS PLC

On November 3, 1996, the company entered into an Agreement and Plan of Merger (the Merger Agreement) with British Telecommunications plc (BT), a public limited liability company organized under the laws of England and Wales. As a result of the proposed merger (the Merger), the stockholders of the company and BT will become the owners of a combined company, to be named Concert plc (Concert). Under the terms of the Merger Agreement, each outstanding share of the company's common stock (other than treasury shares and shares owned by BT, including shares of Class A common stock, all of which will be canceled upon consummation of the Merger) will be converted into the right to receive (i) .54 American Depository Share (ADS) of Concert, each ADS representing ten ordinary shares of 25 pence each of Concert, with cash being paid in lieu of fractional ADSs, and (ii) $6.00 in cash.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Merger was approved by the stockholders of the company and BT in April 1997 and the European Commission on May 14, 1997. On July 7, 1997, the United States (U.S.) Department of Justice (DOJ) moved to modify the existing consent decree with the company that was entered in September 1994. The company and BT have agreed to the amendments to this consent decree. Completion of the Merger, which is subject to approval by the U.S. Federal Communications Commission (FCC), is expected by the fall 1997. The Merger will be accounted for under the purchase method of accounting under both U.S. and United Kingdom (U.K.) GAAP.


NOTE 3. DEBT

On April 30, 1997, the company entered into a revolving credit loan agreement with several financial institutions, under which the company may borrow up to $4 billion. Borrowings under this agreement mature on April 28, 1998. This agreement replaces the company's September 1996 $2 billion revolving credit loan agreement.


NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and displaying comprehensive income, as defined, and its components. The company plans to adopt the Statement's disclosure standards in 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. The company plans to adopt the Statement's disclosure standards in 1998.

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

On November 4, 1996 and thereafter, the company and all of its directors, including the two directors who are also executive officers of the company and the three directors elected by BT, were named as defendants in twelve complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in ten of the complaints. The complaints were brought by alleged stockholders of the company, individually and purportedly as class actions on behalf of all other stockholders of the company. The complaints allege breaches of fiduciary duty by the company's directors in connection with the Merger. Nine of the complaints in which BT was named as a defendant allege that BT aided and abetted those breaches of duty. One of the complaints in which BT was named as a defendant alleges that BT owes fiduciary duties to the other stockholders of the company and that it breached those duties in connection with the Merger. The complaints seek damages and other relief. The defendants believe that the complaints are without merit and the company does not expect that the above actions will have a material adverse effect on the consolidated financial position or results of operations of the company.

                                     PAGE 11
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL
-------
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of MCI Communications Corporation and its subsidiaries (collectively, the company). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the company's Annual Report on Form 10-K for the year ended December 31, 1996.

GLOBAL MERGER AGREEMENT
-----------------------
On November 3, 1996, the company entered into an Agreement and Plan of Merger (the Merger Agreement) with British Telecommunications plc (BT), a public limited liability company organized under the laws of England and Wales. As a result of the proposed merger (the Merger), the stockholders of the company and BT will become the owners of a combined company, to be named Concert plc (Concert).

-------------------------------------------------------------------------------
Forward-looking Statements May Prove Inaccurate
The company has made certain forward-looking statements in Management's Discussion and Analysis that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its long distance telecommunication services (core) business, its investments in ventures and developing markets
(VDM) businesses, the possible future results of operations of the company and Concert after the Merger and statements preceded by, followed by or that include the words "believes", "expects", "anticipates", or similar expressions. For those statements, the company claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that the following important factors among others, in addition to those contained elsewhere in Management's Discussion and Analysis, could adversely affect the future results of the company, its long distance telecommunication services and VDM businesses and the company and Concert after the Merger and could cause those results to differ materially from the statements and information expressed in the forward-looking statements: material adverse changes in the economic conditions in the markets served by the company; a significant delay in the expected closing of the Merger; future regulatory actions and conditions in the company's operating areas, including the ability of the company to implement its local strategy and obtain local facilities at competitive rates and resulting changes in the implementation of its local strategy; and competition from others in the U.S. and international long distance markets, including the entry of the regional Bell operating companies (RBOCs) and other companies into the long distance markets in the U.S. For additional information about other important factors that should be considered, the reader should read the company's Annual Report on Form 10-K for the year ended December 31, 1996 and all of the company's filings with the Securities and Exchange Commission subsequent thereto.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Under the terms of the Merger Agreement, each outstanding share of the company's common stock (other than treasury shares and shares owned by BT, including shares of Class A common stock, all of which will be canceled upon consummation of the Merger) will be converted into the right to receive (i) .54 American Depository Share (ADS) of Concert, each ADS representing ten ordinary shares of 25 pence each of Concert, with cash being paid in lieu of fractional ADSs, and
(ii) $6.00 in cash.

The Merger was approved by the stockholders of the company and BT in April 1997 and the European Commission on May 14, 1997. On July 7, 1997, the United States (U.S.) Department of Justice (DOJ) moved to modify the existing consent decree with the company that was entered in September 1994. The company and BT have agreed to the amendments to this consent decree. Completion of the Merger, which is subject to approval by the U.S. Federal Communications Commission (FCC), is expected by the fall 1997. The Merger will be accounted for under the purchase method of accounting under both U.S. and United Kingdom (U.K.) GAAP. The company believes that Concert, operating with the combined networks, financial resources, management, personnel and technical expertise of the company and BT, will be better able to capitalize on growth opportunities in the telecommunications industry, both domestically and internationally. In addition, the company expects Concert will be able to derive significant advantages from the more efficient utilization of their combined assets, management and personnel. Under the terms of the Merger Agreement, the company and BT will continue to sell and service customers using their own brand names in their respective home countries.

GLOBAL ALLIANCES
----------------
On April 14, 1997, the company, BT and Portugal Telecom formed a strategic alliance to provide communication services in Portugal and Latin America. The voice products of Concert Communications Services (CCS), the company's existing joint venture with BT, will be exclusively distributed by Portugal Telecom in Portugal. The company will acquire a 0.5% equity stake in Portugal Telecom later in 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

TELECOMMUNICATIONS REGULATORY ENVIRONMENT
-----------------------------------------
The Telecommunications Act of 1996 (the Act) was enacted by Congress to help minimize legal barriers to local telephone market entry while affording residential and business consumers protection from unfair competition by incumbent local exchange carriers (ILECs). A company is permitted to enter the local market by constructing new facilities, leasing unbundled network elements, reselling local network capacity or by partnering with other new market entrants. The regional Bell operating companies' (RBOCs) are permitted to offer long distance services outside their regions but are barred from offering in-region long distance services until they open their own markets and encounter facilities-based local competition. The Act establishes criteria pursuant to which RBOCs applications to provide in-region long distance service may be approved by the FCC, in consultation with the relevant state regulatory agencies as well as the DOJ.

In order to implement the Act, the FCC outlined a trilogy of issues to be resolved to ensure competition in the local market-interconnection, universal service and access charge reform. On May 7, 1997, the FCC completed action on the trilogy when it rendered its access charge and universal service reform decisions. The FCC adopted a plan in a price cap order that it stated would reduce interstate access charges approximately $1.7 billion on an industry-wide basis. However, only $1.6 billion of such access charge reductions went into effect on July 1, 1997. As part of its effort to establish cost based services, the FCC, in its access charge order, has reclassified certain access charges from usage based to line based. The company anticipates that it will pass through to consumers the realized savings from switched access charge reductions, net of pre-subscribed interconnect carrier costs and new universal service obligations, which are discussed below. The company has appealed the price cap and the access charge reform orders.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The FCC's universal service order, which includes current subsidies paid by long distance carriers and new obligations to fund discounted services for schools, libraries, rural health care providers and low income consumers, will become effective on January 1, 1998 and be funded by all telecommunications carriers. This order is currently being appealed by several parties. These challenges could materially affect the size of the universal service fund and the company's required contributions.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) determined that the FCC had exceeded its authority when it established a national pricing structure for interconnection with the ILECs pursuant to the Act. The Eighth Circuit also held that certain portions of the FCC rules, such as the scope of its enforcement activities, are invalid. Although the Act was designed by Congress to deregulate the telephone industry and spur competition in the local and long distance markets, the company believes the Eighth Circuit's ruling may delay local phone competition because potential competitors to the ILECs, including the company, will have to continue to negotiate interconnection agreements in individual states without the benefit of uniform pricing rules guided by a national policy.

EARNINGS HIGHLIGHTS
-------------------
Income from operations was $552 million and $1,138 million for the three and six months ended June 30, 1997, respectively, decreasing approximately 5% and 2% from the comparable periods in 1996. Operating margin for the three and six months ended June 30, 1997 decreased to 11.4% and 11.7%, respectively, from 12.7% and 12.8%, in the comparable periods in 1996, respectively. These declines were due primarily to higher costs of services and depreciation expense as a percentage of revenue partially offset by a decrease in sales operations and general expenses as a percentage of revenue. Net income for the three and six months ended June 30, 1997 decreased to $280 million and $575 million, or $0.40 and $.82 per share, respectively, from $300 million and $595 million, or $0.43 and $0.85 per share, for the comparable periods in 1996, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The company believes that it may be prevented from executing its local strategy as it had anticipated. As a result, and as explained below, the company expects that it will not generate the anticipated revenue and will incur greater than expected operating expenses and losses in its local business through the remainder of 1997 and in 1998. In addition, the company is presently exploring a series of steps to improve financial performance and to continue to respond to the increasingly competitive environment in the core business. While these decisions have not been finalized, if taken, they could result in material charges to the company's 1997 results of operations. The following provides a discussion of the company's consolidated operating results, comprised of its core and VDM businesses. Refer to "Enterprise Reporting" below for further discussion of these businesses.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------
Consolidated revenue for the three and six months ended June 30, 1997 increased 6.1% and 7.4% to $4.8 billion and $9.7 billion, respectively, from the comparable periods in 1996. For the three and six months ended June 30, 1997, core business revenue increased by $195 million and $529 million or 4.7% and 6.4%, respectively, from the prior year periods. VDM revenue increased by $136 million and $239 million for the three and six months ended June 30, 1997, respectively, over the comparable periods in 1996 primarily due to increased Information Technology Services revenue.

Cost of services consists of telecommunications expense and costs of other products and services primarily associated with the VDM businesses. Telecommunications expense is primarily comprised of access facilities fees paid to ILECs and other domestic service providers, and payments made to foreign telephone companies (international settlements) to complete calls made to foreign countries from the U.S. by the company's customers. In the VDM businesses, costs of other products and services primarily include equipment, software and technology service costs. Consolidated cost of services for the three and six months ended June 30, 1997 increased 8.8% and 8.2% to $2.5 billion and $5.1 billion, respectively, from the comparable periods in 1996, primarily as a result of increased revenue in each period. Telecommunications expense decreased as a percent of core business revenue for the three and six months ended June 30, 1997 primarily due to lower international settlement expense and continued efficient network use.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Sales, operations and general expense increased 2.9% and 7% to $1.3 billion and $2.6 billion for the three and six months ended June 30, 1997, respectively, from the comparable periods in 1996. In the core business, sales, operations and general expense for the three and six months ended June 30, 1997 as a percentage of revenue decreased to 23.4% and 24.4%, respectively, from 26% and 25.7% in the same periods in 1996, respectively, primarily as a result of continued
redeployment of certain resources and operations to local services and other cost containment efforts. In the VDM businesses, sales, operations and general expense as a percentage of revenue for the three and six months ended 1997 increased to 41.3% and 38.9%, respectively, from 31.2% and 32.2% in the same periods in 1996, respectively, which was attributable to the continued development in local services markets and information technology services and the related increases in marketing efforts and personnel expenditures.

Depreciation expense increased 16.3% and 17.5% for the three and six months ended June 30, 1997 to $479 million and $932 million, respectively, from the comparable periods in 1996. The increase is primarily the result of 1996 and 1997 additions to the communications system network to increase network capacity, redundancy and reliability, add product features and functionality and support the company's local services business.

Interest expense increased $6 million and $14 million, respectively, from the comparable periods in 1996 due to increased 1997 debt balances.

Equity in income (losses) of affiliates improved as the company recognized reductions of $21 million and $39 million in net losses of its affiliates for the three and six months ended June 30, 1997, respectively. The decrease in losses for each period was primarily due to reduced net losses associated with several of the company's investments and ventures, including the former on-line project, which ceased operations in 1996, with The News Corporation Limited (News Corp.), partially offset by increased operating losses of Avantel. As further discussed in "Enterprise Reporting" below, due to the start-up nature and current operations of several of these affiliates, the company expects equity in losses of affiliated companies to continue for the remainder of 1997.

Distributions on subsidiary Trust mandatorily redeemable securities, issued in May 1996, totaled $15 million and $30 million for the three and six months ended June 30, 1997, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

ENTERPRISE REPORTING
--------------------
This section segregates the performance of the company's core business from its VDM businesses and investments. Core business services comprise a wide spectrum of domestic and international voice and data services, including long distance telephone, data communication, teleconferencing, Internet and electronic messaging services. The company has invested in VDM businesses outside of its core business through acquisitions, alliances and other strategic initiatives in the local, information technology, wireless, international and multimedia markets. Investments in these VDM businesses are included in the company's financial statements as consolidated subsidiaries, unconsolidated equity investments, or cost investments such as News Corp.

The following information was prepared using all amounts included in the company's interim condensed consolidated financial statements and reflects estimates and allocations that management believes provide a reasonable basis on which to present such information.

CORE BUSINESS RESULTS
---------------------
(In millions)                 Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                              -----------------     -----------------
                                1997       1996       1997       1996
                              ------     ------     ------     ------
Revenue                       $4,353     $4,158     $8,737     $8,208
Income from operations           661        600      1,314      1,214
Equity in income (losses)
  of affiliated companies          -          -          -          -
Net income                       404        372        807        750
Depreciation                     433        384        845        732
Net interest, income taxes
  and other expense             (257)      (228)      (507)      (464)
EBITDA*                        1,094        984      2,159      1,946

* EBITDA, as defined by management, consists of earnings, excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA is often used by analysts when evaluating the performance of a company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similar titled measures used by other companies or analysts.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The following discussion focuses on significant financial and operational results of the company's core business.

Core business revenue for the three months ended June 30, 1997 increased 4.7% from the year ago period, while traffic grew 5.5%, resulting in a revenue to traffic variance of (.8%). This negative variance reflects the company's strategic decision to de-emphasize the carrier channel, a tough pricing environment and the industry-wide moderation of residential revenue growth. The variance improved from the year ago period due to the company's proactive transition away from acquisition promotions in the mass market. Core business revenue for the six months ended June 30, 1997 increased 6.4% from the comparable year ago period while traffic grew 4.7%, resulting in a revenue to traffic variance of 1.7%. This variance reflects the transition away from the high level of customer acquisition promotions in the first half of 1996 and the strategic shift in the first half of 1997 in product and service offerings.

In the business market, revenue continued to grow in the three and six months ended June 30, 1997 from the comparable periods in 1996 with enhanced, data and virtual data products accounting for a majority of the revenue growth. However, revenue and volume growth slowed in the carrier channel as the company continued to focus efforts on improving its margins on sales to and collections from resellers. Revenue in the mass market for the three and six months ended June 30, 1997 decreased from the comparable periods in 1996. These declines were the result of the company's focus on value, service and integration for customer acquisition rather than price through discounting or acquisition promotions as well as the industry-wide moderation of residential revenue growth. The company continued selectively to target high value customers through its integrated package offering of inbound, outbound, wireless and Internet services and programs aimed at customer retention while curtailing the use of customer acquisition programs in the first half of 1997. As a result, customer spending and churn rates improved during the first half of 1997 from the year ago period.

While mass markets operating trends have improved in 1997, the company expects that through the next few quarters, revenue trends on a year-over-year basis will continue to be adversely affected as the company continues its migration from the volatile price-shopping customer and builds and retains a more loyal customer base. In addition, the company expects 1997 operating income in the core business to be similar to last year due to lower than expected synergies from the company's local efforts, increased Year 2000 efforts, several new product launches, implementation of payphone compensation reform, renegotiation of business customer contracts, tighter credit policies for sales to resellers and higher depreciation resulting from increased capital projects placed in service over the remainder of 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

VENTURES AND DEVELOPING MARKETS RESULTS
---------------------------------------
(In millions)                Three Months Ended     Six Months Ended
                                  June 30,                June 30,
                             ------------------    ------------------
                                1997       1996       1997       1996
                             -------    -------    -------    -------
Revenue                      $   613    $   477    $ 1,192    $   953
Loss from operations             (97)       (15)      (159)       (48)
Equity in income (losses)
  of affiliated companies        (24)       (45)       (61)      (100)
Net loss                        (116)       (69)      (219)      (152)
Depreciation                      46         28         87         61
Net interest, income taxes
  and other expense                5         (9)         1         (4)
EBITDA*                          (51)        13        (72)        13

During the second quarter of 1997, the company continued to make investments in its VDM businesses and strategic initiatives in an effort to expand its business opportunities in these markets. The company invested approximately $125 million in local services, $41 million in direct broadcast satellite (DBS) development costs and $26 million in affiliated companies during the second quarter of 1997. Certain information about the company's results of operations in these businesses and strategic initiatives are provided below.

LOCAL
-----
The company provides facilities-based switched and dedicated local services, local fiber-optic capacity and competitive access services to business customers and the company's core business. The company also provides local resale services to business and residential customers in several states. The company intends to become a single-source provider of comprehensive local telecommunication services and to compete in the local services market, while also reducing the company's access and interconnection costs. As of June 30, 1997, the company had been granted authority to offer local exchange services in 35 states and had applications for such services pending in 10 other states.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Local service revenue, substantially all of which continues to be derived from sales to and through the core business, increased by $36 million and $61 million year-over-year to $80 million and $145 million for the three and six months ended June 30, 1997, respectively. Net loss for the three and six months ended June 30, 1997 increased by $46 million and $86 million year-over-year to $61 million and $111 million, respectively. EBITDA for the three and six months ended June 30, 1997 decreased by $61 million and $111 million year-over-year to $(73) million and $(131) million, respectively. The increase in net losses and the decrease in EBITDA for the three and six months ended June 30, 1997 primarily reflect the increased operating costs associated with the continued investment in the local market. During the second quarter of 1997, the company added 2 local city networks, bringing the total number of operational local city networks to 69 in 36 markets, compared to 55 operational networks in 31 markets at the end of the second quarter of 1996. In addition, route miles increased 23% year-over-year to 3,218 miles as of June 30, 1997. At present, the company provides facilities-based switched local services in 25 markets and intends to have service operational in over 30 markets by the end of 1997.

The company's expansion and traffic growth in the local market continued to be hampered by changes in Federal and state regulations governing the opening of local markets, exacerbated by anti-competitive behavior and delaying tactics by the ILECS. Due to this anti-competitive environment, the company will not generate anticipated revenue and will incur higher than expected costs as it enhances its local market presence. The company believes that its local business losses in 1997 could reach as much as $800 million, including interest on capital deployed, and perhaps exceed this level in 1998 given its present plans to expand its local market penetration, increase residential resale efforts and absorb excessive non-recurring costs levied by the ILECs. These projected losses also reflect increased costs associated with operating system requirements necessary to provide local service as well as legal, regulatory and lobbying efforts to contest the ILEC actions.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

INFORMATION TECHNOLOGY SERVICES
-------------------------------
Information Technology Services include the results of operations of Systemhouse and Call Center Services. Revenue for the three and six months ended June 30, 1997 increased by $113 million and $205 million to $444 million and $877 million, respectively, from the comparable periods in 1996. These increases were due to growth in Systemhouse's outsourcing, desktop and systems integration services, and Call Center Services' automation and outsourcing services. Net loss for the three and six months ended June 30, 1997 increased by $12 million and $16 million, respectively, over the comparable periods in 1996 to $27 million and $42 million, respectively. EBITDA for the three and six months ended June 30, 1997 was $22 million and $59 million, respectively, compared to $32 million and $66 million for the same periods in 1996, respectively. The increase in net loss and the decrease in EBITDA for the periods was primarily the result of product mix and higher sales, operations and general expenses related to advanced staffing for delivery of awarded contracts and transition support of new large contracts.

Backlog, which includes amounts committed under executed contracts or letters of intent, at June 30, 1997 was approximately $1.8 billion, the majority of which was from Systemhouse's largest customers, of which 20% is expected to be delivered by the end of 1997.

WIRELESS
--------
Wireless services primarily include the operations of MCI Wireless, Inc., the company's cellular provider, and paging services. Revenue for the three and six months ended June 30, 1997 decreased by $13 million and $26 million, respectively, from the year ago periods to $83 million and $158 million, respectively. This decrease was primarily attributable to the decrease in paging subscribers from 474,000 at June 30, 1996 to 227,000 at June 30, 1997 as the company continued to concentrate on profitability per customer in the mass market, to de-emphasize stand-alone paging services and to revise its paging service offerings cost and infrastructure. As of June 30, 1997, the number of cellular customers increased by approximately 11% from June 30, 1996 to 434,000 due to the company's focus on integrated product offerings and expansion into new markets during the last half of 1996. For the three and six months ended June 30, 1997, net loss was $10 million and $19 million, respectively, and EBITDA was $(3) million and $(6) million, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

INTERNATIONAL SERVICES
----------------------
CCS is the company's 24.9% owned international services venture with BT that provides a broad portfolio of advanced global communication services, including virtual network, frame relay, managed bandwidth and packet services, to multinational business customers worldwide. CCS' distributor revenues increased 30% and 42% year-over-year to $182 million and $347 million for the three and six months ended June 30, 1997, respectively. The company's share of CCS' losses reported in accordance with U.S. GAAP was unchanged at $6 million for the three months ended June 30, 1997 and decreased by $4 million to $12 million for the six months ended June 30, 1997 compared to the comparable periods in 1996.

Avantel is the company's 44.5% owned Mexican business venture which began offering a full range of competitive switched long distance services to residential and business customers on January 1, 1997. During the second quarter of 1997, Avantel's network became almost fully operational as Avantel began offering services throughout most of Mexico. In addition, by the end of the second quarter of 1997, Avantel had obtained more than a 10% share in the total Mexican long distance market. The company's share of Avantel's losses reported in accordance with U.S. GAAP for the three and six months ended June 30, 1997 increased by $10 million and $24 million to $14 million and $35 million, respectively, from the comparable periods in 1996. The company expects to incur additional losses on its investment during 1997 as Avantel continues to expand its service and customer bases in the Mexican telecommunications market.

MULTIMEDIA SERVICES
-------------------
The company's investments in News Corp. and DBS comprise Multimedia Services. Dividend income on the company's investment in News Corp. for the three and six months ended June 30, 1997 was approximately $15 million and $30 million, respectively, compared to $13 million and $24 million for the comparable periods in 1996, respectively. The company invested an additional $87 million in DBS construction costs during the first half of 1997, bringing its total investment in the project to $980 million as of June 30, 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

In May 1997, the company renegotiated its investment agreement with News Corp. to terminate the company's remaining investment obligation of $650 million. In addition, the company and News Corp. agreed to form a joint venture to engage in the DBS business. The company will own 19.9% of the joint venture. The company and News Corp. will each contribute to the joint venture two satellites under construction, as well as other assets relating to the DBS business. In addition, the joint venture will acquire the company's rights to the spectrum of DBS frequencies (the DBS license) for an amount equal to the $682.5 million paid by the company, plus interest (the fee). Concurrently, the company will make an investment in a subsidiary of News Corp. in an amount equal to the fee. This investment will be repaid on the sixth anniversary or upon certain circumstances on the third anniversary of the agreement.

In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of substantially all of their assets relating to the DBS business, including the DBS license but excluding two of the four satellites under construction. This transaction is part of a larger transaction which involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar). The company will receive from Primestar consideration for its 19.9% joint venture interest in the form of cash and interest bearing non-voting New Primestar securities. The transaction is subject to regulatory approvals, including approval by the FCC of the company's transfer of the DBS license to New Primestar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
CASH FLOWS
----------
Cash from operating activities decreased to $1,505 million in the first half of 1997 from $1,555 million in the first half of 1996 due to an increase in cash paid to suppliers and employees.

Cash used for investing activities decreased by $348 million year-over-year to $1,753 million primarily due to a decrease in investments in News Corp. and affiliates in the first half of 1997 which was partially offset by an increase in capital expenditures.

Cash from financing activities decreased to $116 million in the first half of 1997 from $490 million in the first half of 1996. This decrease was due to a net decrease in debt issuances and the issuance of $750 million of preferred securities in May 1996, as well as a decrease in treasury stock purchases. During the first half of 1997, the company issued $3,518 million and repaid $3,383 million of commercial paper borrowings, leaving $1,557 million of such borrowings outstanding at June 30, 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
The company believes that it will be able to meet its current and foreseeable liquidity and capital requirements, including continued investments in its local services and other VDM businesses, through its cash flows from operating activities and existing debt facilities. On April 30, 1997, the company entered into a new $4 billion credit facility expiring on April 28, 1998. This new facility replaces a $2 billion credit facility. In addition, on July 23, 1997, the company entered into a $500 million notional amount forward-starting swap agreement to hedge future debt issuances.

EBITDA
------
Consolidated EBITDA increased 5.8% to $2,070 million for the first half of 1997 from $1,956 million for the year ago period due to increased revenue. EBITDA, as defined by management, consists of earnings, excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA is often used by analysts when evaluating the performance of the company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similar titled measures used by other companies or analysts.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)The company's annual meeting of stockholders was held on April 2, 1997.

      (b)The nominees for directors of the company set forth in full in the company's Proxy Statement dated March 3, 1997 (Proxy Statement) were elected at the annual meeting.

      (c) Holders of common stock and Class A common stock voted at the annual meeting on the following matters which were set forth in the company's Proxy Statement.

          (1) Of the 683,736,032 shares outstanding as of the Record Date, 526,804,108 shares were voted for, and 1,598,946 shares were voted against, the approval of the merger agreement between the company and British Telecommunications plc, with 977,263 abstaining from voting and 45,215,272 broker non-votes.

          (2) To elect four directors by the holders of common stock, each to serve for a three-year term.

            VOTES (In millions):
            Nominee                      For   Abstain
            --------------------------   ---   -------
            Clifford L. Alexander, Jr    430      8
            Richard M. Jones             430      8
            K. Rupert Murdoch            430      8
            John R. Worthington          430      8
            Broker non-votes: None

          (3)To elect three Class A directors by the holders of Class A common stock, each to serve a one-year term.

            VOTES (In millions):
            Nominee                      For   Abstain
            --------------------------   ---   -------
            Sir Peter L. Bonfield        136      -
            Sir Colin Marshall           136      -
            J. Keith Oates               136      -
            Broker non-votes: None

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q



          (4)To approve the appointment by the Board of Directors of Price Waterhouse LLP as independent accountants for the year ending December 31, 1997 by the holders of common stock and Class A common stock.

                     VOTES (In millions):
                     For:                            573
                     Against:                          1
                     Abstain:                          -
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

a)Exhibits

Exhibit No.                Description
-----------                -----------

         11                Computation of Earnings per Common Share.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27                Financial Data Schedule as of June 30, 1997.

         99(a)             Capitalization Schedule as of June 30, 1997.


b)Reports on Form 8-K

The company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

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




                                         MCI COMMUNICATIONS CORPORATION




Date:  August 14, 1997                   Signed:  /s/ David M. Case
                                                  -----------------------
                                                  David M. Case
                                                  Vice President and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.               Description
 -----------               -----------

      11                   Computation of Earnings per Common Share.

      12                   Computation of Ratio of Earnings to Fixed Charges.

      27                   Financial Data Schedule as of June 30, 1997.

      99(a)                Capitalization Schedule as of June 30, 1997.