Form 10-Q
period 1997-09-30
MCI COMMUNICATIONS CORP
filed 1997-11-17
CIK 64079

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

          For the quarterly period ended September 30, 1997

                                       or

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

                                    Yes X No

As of September 30, 1997, the registrant had outstanding 135,998,932 shares of Class A common stock and 560,491,503 shares of common stock.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                    For The Quarter Ended September 30, 1997



                                      INDEX


                                                                   Page No.
                                                                   --------

PART I:  FINANCIAL INFORMATION

   ITEM 1:  FINANCIAL STATEMENTS

    Statements of Operations for the three and nine months ended
    September 30, 1997 and 1996                                           3

    Balance Sheets as of September 30, 1997 and December 31, 1996         4-5

    Statements of Cash Flows for the nine months ended
    September 30, 1997 and 1996                                           6

    Statement of Stockholders' Equity for the nine months
    ended September 30, 1997                                              7

    Notes to Interim Condensed Consolidated Financial
    Statements                                                            8-11

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12-26


PART II:  OTHER INFORMATION

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           27

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                              28


SIGNATURE                                                                 29

EXHIBIT INDEX                                                             30

                                     PAGE 3
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (unaudited)

                                     Three Months Ended       Nine Months Ended
                                       September 30,             September 30,
                                      ------------------      -----------------
                                        1997        1996        1997       1996
                                      ------      ------      ------     ------


REVENUE                               $4,819      $4,685     $14,545    $13,741
                                      ------      ------      ------     ------
OPERATING EXPENSES
  Cost of services                     3,018       2,370      8,090       7,056
  Sales, operations and general        1,444       1,304      4,028       3,718
  Depreciation                           543         430      1,475       1,223
                                    --------    --------   --------    --------
TOTAL OPERATING EXPENSES               5,005       4,104     13,593      11,997
                                    --------    --------   --------    --------
INCOME (LOSS) FROM OPERATIONS           (186)        581        952       1,744

Interest expense                         (58)        (51)      (174)       (153)
Interest income                            4           7         14          27
Equity in income (losses) of
  affiliated companies                   (46)        (28)      (107)       (128)
Other income (expense), net                6          (1)        (1)         (1)
                                      ------    --------    --------    -------
INCOME (LOSS) BEFORE INCOME TAXES AND
  TRUST DISTRIBUTIONS                   (280)        508         684      1,489

Income tax (provision) benefit           113        (189)       (246)      (570)

Distributions on subsidiary Trust
  mandatorily redeemable preferred
  securities                              15          15          45         20
                                    --------    --------    --------    -------
NET INCOME (LOSS)                     $ (182)     $  304     $   393    $   899
                                    ========    ========    ========    =======
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE             $ (.26)     $  .44     $   .56    $  1.29

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding                695         691         705        695

Dividends declared per common share   $    -      $    -     $  .025    $  .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)

                                               September 30,       December 31,
                                                   1997                1996
                                                -----------         -----------
                                                         (In millions)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   139             $   187
  Marketable securities                                  10                 161
  Receivables, net of allowance for
    uncollectibles of $344 and $273 million           3,561               3,480
  Other assets                                          893                 888
                                                    -------             -------
   TOTAL CURRENT ASSETS                               4,603               4,716
                                                    -------             -------

PROPERTY AND EQUIPMENT, net                          13,783              12,174

OTHER ASSETS
  Noncurrent marketable securities                       10                  58
  Other assets and deferred charges, net                971                 678
  Investment in affiliates                              605                 690
  Investment in News Corp.                            1,350               1,350
  Investment in DBS                                   1,029                 893
  Goodwill, net                                       2,366               2,419
                                                    -------             -------
   TOTAL OTHER ASSETS                                 6,331               6,088
                                                    -------             -------
   TOTAL ASSETS                                     $24,717             $22,978
                                                    =======             =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (unaudited)
                                               September 30,       December 31,
                                                    1997              1996
                                                -----------        -----------
                                                         (In millions)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $1,038             $  992
  Accrued telecommunications expense                  2,312              2,045
  Other accrued liabilities                           1,925              1,806
  Long-term debt due within one year                  2,052                203
                                                     ------             ------
   TOTAL CURRENT LIABILITIES                          7,327              5,046
                                                     ------             ------
NONCURRENT LIABILITIES
  Long-term debt                                      3,282              4,798
  Deferred taxes and other                            2,037              1,723
                                                     ------             ------
   TOTAL NONCURRENT LIABILITIES                       5,319              6,521
                                                     ------             ------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
   JUNIOR SUBORDINATED DEFERRABLE INTEREST
   DEBENTURES OF THE COMPANY                            750                750

STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                   14                 14
Common stock, $.10 par value, authorized
    2 billion shares, issued
    560 million shares                                   60                 60
Additional paid in capital                            6,394              6,410
Retained earnings                                     5,607              5,231
Treasury stock, at cost,
    32 and 44 million shares                           (754)            (1,054)
                                                   --------           --------
   TOTAL STOCKHOLDERS' EQUITY                        11,321             10,661
                                                   --------           --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 24,717           $ 22,978
                                                   ========           ========



See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                           1997           1996
                                                         ------         ------
                                                              (In millions)
OPERATING ACTIVITIES
  Receipts from customers                               $14,108        $13,267
  Payments to suppliers and employees                   (11,316)       (10,580)
  Taxes paid                                               (303)          (497)
  Interest paid                                            (218)          (163)
  Interest and dividends received                             8             28
                                                       --------       --------
        CASH FROM OPERATING ACTIVITIES                    2,279          2,055
                                                       --------       --------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment        (2,642)        (2,423)
  Purchases, maturities and sales of
    marketable securities, net                              199            176
  Investment in News Corp.                                    -           (350)
  Investment in DBS                                        (146)          (268)
  Investment in affiliates                                  (45)           (32)
  Acquisition of businesses                                   -            (24)
  Other, net                                                 (2)            (8)
                                                       --------       --------
        CASH USED FOR INVESTING ACTIVITIES               (2,636)        (2,929)
                                                       --------       --------
        NET CASH FLOW BEFORE FINANCING ACTIVITIES          (357)          (874)
                                                       --------       --------
FINANCING ACTIVITIES
  Issuance (payment) of Debentures and other debt, net     (259)           492
  Commercial paper and bank credit facility
    activity, net                                           319           (368)
  Issuance of Trust preferred securities, net                 -            726
  Issuance of common stock for employee plans               359            342
  Purchase of treasury stock                                (93)          (522)
  Payment of dividends on common stock and
    Class A common stock                                    (17)           (17)
                                                       --------       --------
        CASH FROM FINANCING ACTIVITIES                      309            653
                                                       --------       --------
Net decrease in cash and cash equivalents                   (48)          (221)
Cash and cash equivalents - beginning balance               187            471
                                                       --------       --------
Cash and cash equivalents - ending balance            $     139      $    250
                                                       ========       ========
Reconciliation of net income to cash from
  operating activities:
Net income                                            $     393      $     899
Adjustments to net income:
  Depreciation and amortization                           1,501          1,267
  Equity in (income) losses of affiliated companies         107            127
  Deferred income tax provision                             (37)           192
Net change in operating activity accounts
  other than cash and cash equivalents:
  Receivables                                               (81)          (419)
  Operating accounts payable                               (195)           122
  Other operating activity accounts                         591           (133)
                                                       --------       --------
Cash from operating activities                        $   2,279      $   2,055
                                                       ========       ========
  See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                              Treas.      Total
                      Class A             Addit'l             Stock,     Stock-
                       Common    Common   Paid in   Retained    at     holders'
                        Stock     Stock   Capital   Earnings   Cost      Equity
                       ------    ------   -------   -------- -------    -------
                                        (In millions)
Balance at
  December 31, 1996       $14       $60    $6,410    $5,231  $(1,054)   $10,661

Common stock issued
  for employee stock
  and benefit plans and
  other activity
  (14 million shares)       -         -       (16)        -      387        371

Net income                  -         -         -       393        -        393

Common stock dividends      -         -         -       (17)       -        (17)

Treasury stock
  purchased
  (2 million shares)        -         -         -        -       (87)       (87)
                        -----     -----    ------    ------    -----    -------
Balance at
  September 30, 1997      $14       $60    $6,394    $5,607   $ (754)   $11,321
                        =====     =====    ======    ======   ======    =======









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

NOTE 2. MERGER AGREEMENT WITH WORLDCOM, INC.

On November 9, 1997, the company entered into an Agreement and Plan of Merger (the Agreement) with WorldCom, Inc., a Georgia corporation (WorldCom), and TC Investments Corp., a Delaware corporation and a wholly-owned subsidiary of WorldCom (Merger Sub), pursuant to which the company will merge with and into Merger Sub (the Merger). As a result of the Merger, (a) each outstanding share of the company's common stock, par value $.10 per share (other than shares owned by WorldCom or Merger Sub or held by the company) will be converted into the right to receive that number of shares of WorldCom common stock, par value $.01 per share, equal to the quotient determined by dividing $51.00 by the average of the high and low sale prices of WorldCom common stock as reported on The Nasdaq National Market on each of the twenty consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger (the Exchange Ratio), provided that the Exchange Ratio shall not be less than 1.2439 or greater than 1.7586; and (b) each outstanding share of the company's Class A common stock (other than shares of Class A common stock owned by WorldCom or Merger Sub or held by the company) shall be converted into the right to receive $51.00 in cash, without interest thereon. The combined companies plan to operate under the MCI WorldCom name.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Concurrent with the Agreement, the company, WorldCom and British Telecommunications plc (BT) entered into an agreement whereby (i) the Agreement and Plan of Merger, dated as of November 3, 1996, as amended (the BT Merger Agreement), among the company, BT and Tadworth Corporation was terminated; (ii) WorldCom agreed to pay BT $450,000,000 and expenses not in excess of $15,000,000 in order to induce BT to waive its rights under, and agree to terminate, the BT Merger Agreement; (iii) BT agreed to support and vote its shares of Class A Common Stock in favor of the Merger; and (iv) BT may exercise its call option to acquire the company's shares in Concert Communications Services (CCS) immediately following the effective date of the Merger. The company will be a distributor of CCS services on a nonexclusive basis for five years following BT's exercise of its call option.

Consummation of the Merger is subject to certain conditions, including receipt of the approval of the Merger and the transactions contemplated thereby, by the stockholders of the company and WorldCom and receipt of required regulatory approvals.

NOTE 3.   DEBT

On July 23, 1997, the company entered into a $500 million forward-starting swap agreement at a fixed interest rate of 6.71%.

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

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5.                               CONTINGENCIES

The company, in the normal course of business, is a party to a number of lawsuits and regulatory and other proceedings certain of which are described below.

On November 4, 1996 and thereafter, and on August 25, 1997 and thereafter, the company and all of its directors, including the two directors who are also executive officers of the company and the three directors elected by BT, were named as defendants in a total of fifteen complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in thirteen of the complaints. In addition, amended or revised complaints were filed in four of those cases commenced in November 1996 and in one of the cases filed in August 1997. The complaints were brought by alleged stockholders of the company, individually and purportedly as class actions on behalf of all other stockholders of the company. The complaints allege breaches of fiduciary duty by the company's directors in connection with the BT Merger Agreement. Seven of the complaints in which BT was named as a defendant allege that BT aided and abetted those breaches of duty. Five of the complaints in which BT was named as a defendant allege that BT owes fiduciary duties to the other stockholders of the company and that it breached those duties in connection with the BT Merger Agreement. The complaints seek damages and other relief.

On or about October 8, 1997, all of the company's directors, including the two directors who are also executive officers of the company and the three directors elected by BT, were named as defendants in a purported derivative complaint filed in the Court of Chancery in the State of Delaware. BT and Tadworth
Corporation were also named as defendants, and the company was named as a nominal defendant. The plaintiff, derivatively and on behalf of the company, alleges breach of fiduciary duty by the company's directors and aiding and abetting those breaches of duty by BT in connection with the BT Merger Agreement and WorldCom's exchange offer. The complaint seeks injunctive relief, damages, and other relief. On November 14, 1997, plaintiffs' counsel and defendants' counsel held a conference with the Court of Chancery in Delaware in which plaintiffs' counsel requested interim injunctive relief with respect to the termination fee paid under the BT Merger Agreement, and requested that the Court enter a mandatory injunction requiring defendants to allow representatives of the plaintiffs to participate in any further negotiations. Plaintiffs' counsel also requested expedited treatment and the setting of an early trial date with respect to plaintiffs' challenge to the termination fee paid under the BT Merger Agreement and the different form of consideration payable to BT contemplated by the Agreement. Citing the absence of irreparable injury, the Court of Chancery denied plaintiffs' request for injunctive relief and expedited treatment, and declined to set an early trial date. At the conclusion of the conference, plaintiffs' counsel indicated that they would be seeking to file new amended complaints challenging aspects of the Merger and attempting to join additional defendants as parties to the litigations.

On or about August 28, 1997, a complaint was filed in the federal district court in Washington, D.C., by an alleged stockholder of the company, individually and putatively as a class action on behalf of purchasers of the company's shares during the period from August 14, 1997 through August 20, 1997. On or about October 27, 1997, another complaint was filed in the federal district court in Washington, D.C., by two alleged stockholders of the company, individually and putatively as a class action on behalf of purchasers of the company's shares during the period from August 14, 1997 through August 22, 1997. On or about October 31, 1997, another complaint was filed in the federal district court in Washington, D.C., by an alleged stockholder of the company, individually and putatively as a class action on behalf of purchasers of the company's shares during the period from July 10, 1997 through August 22, 1997. All three complaints allege that the company and certain of its officers and

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

directors improperly failed to disclose material information about the company, including that the company was renegotiating the terms of the Merger Agreement with BT dated November 3, 1996 . The complaints seek damages and other relief.

The defendants believe that all of the complaints are without merit and the company presently does not expect that the above actions will have a material adverse effect on the consolidated financial position or results of operations of the company.

                                     PAGE 12
PART I.
ITEM 2.
                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

MERGER AGREEMENT WITH WORLDCOM, INC.
------------------------------------
On November 3, 1996, the company entered into an Agreement and Plan of Merger with British Telecommunications plc (BT), which was last amended on August 21, 1997 (the BT Merger Agreement).

On October 1, 1997, WorldCom, Inc. (WorldCom) announced its intent to make an exchange offer of shares of WorldCom common stock for all the outstanding common stock and Series A common stock of the company. On October 15, 1997, GTE Corporation (GTE) announced its intent to effect a negotiated two-step acquisition of all the outstanding common stock and Class A common stock of the company.

-------------------------------------------------------------------------------
Forward-looking Statements May Prove Inaccurate
The company has made certain forward-looking statements in Management's Discussion and Analysis that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its long distance telecommunication services (core) business, its investments in ventures and developing markets
(VDM) businesses, the possible future results of operations of the company and MCI WorldCom after the Merger and statements preceded by, followed by or that include the words "believes", "expects", "anticipates", or similar expressions. For those statements, the company claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that the following important factors among others, in addition to those contained elsewhere in Management's Discussion and Analysis, could adversely affect the future results of the company, its long distance telecommunication services and VDM businesses and the company and MCI WorldCom after the Merger and could cause those results to differ materially from the statements and information expressed in the forward-looking statements: material adverse changes in the economic conditions in the markets served by the company; a significant delay in the expected closing of the Merger; future regulatory actions and conditions in the company's operating areas, including the ability of the company to implement its local strategy and obtain local facilities at competitive rates and resulting changes in the implementation of its local strategy; and competition from others in the U.S. and international long distance markets, including the entry of the regional Bell operating companies (RBOCs) and other companies into the long distance markets in the U.S. For additional information about other important factors that should be considered, the reader should read the company's Annual Report on Form 10-K for the year ended December 31, 1996 and all of the company's filings with the Securities and Exchange Commission subsequent thereto.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



On November 9, 1997, the company entered into an Agreement and Plan of Merger (the Agreement) with WorldCom, a Georgia corporation, and TC Investments Corp., a Delaware corporation and a wholly-owned subsidiary of WorldCom (Merger Sub), pursuant to which the company will merge with and into Merger Sub (the Merger). As a result of the Merger, (a) each outstanding share of the company's common stock, par value $.10 per share (other than shares owned by WorldCom or Merger Sub or held by the company) will be converted into the right to receive that number of shares of WorldCom common stock, par value $.01 per share, equal to the quotient determined by dividing $51.00 by the average of the high and low sale prices of WorldCom common stock as reported on the Nasdaq National Market on each of the twenty consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger (the Exchange Ratio), provided that the Exchange Ratio shall not be less than 1.2439 or greater than 1.7586; and (b) each outstanding share of the company's Class A common stock (other than shares of Class A common stock owned by WorldCom or Merger Sub or held by the company) shall be converted into the right to receive $51.00 in cash, without interest thereon. The combined companies plan to operate under the MCI WorldCom name.

Concurrent with the BT Agreement, the company, WorldCom and BT entered into an agreement whereby (i) the BT Merger Agreement was terminated; (ii) WorldCom agreed to pay BT $450,000,000 and expenses not in excess of $15,000,000 order to induce BT to waive its rights under, and agree to terminate, the BT Merger Agreement; (iii) BT agreed to support and vote its shares of Class A Common Stock in favor of the Merger; and (iv) BT may exercise its call option to acquire the company's shares in Concert Communications Services (CCS) immediately following the effective date of the Merger. The company will be a distributor of CCS services on a nonexclusive basis for five years following BT's exercise of its call option.

Consummation of the Merger is subject to certain conditions, including receipt of the approval of the Merger and the transactions contemplated thereby by the stockholders of the company and WorldCom and receipt of required regulatory approvals.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


TELECOMMUNICATIONS REGULATORY ENVIRONMENT
-----------------------------------------
The Telecommunications Act of 1996 (the Act) was enacted by Congress to help minimize legal barriers to local telephone market entry while affording residential and business consumers protection from unfair competition by incumbent local exchange carriers (ILECs). A company is permitted to enter the local market by constructing new facilities, leasing unbundled network elements, reselling local network capacity or by partnering with other new market entrants. The regional Bell operating companies'(RBOCs) are permitted to offer long distance services outside their regions but are barred from offering in-region long distance services until they open their own markets and encounter facilities-based local competition. The Act establishes criteria pursuant to which each RBOC application to provide in-region long distance service may be approved by the FCC, in consultation with the relevant state regulatory agencies as well as the DOJ.

In order to implement the Act, the FCC outlined a trilogy of issues to be resolved to ensure competition in the local market-interconnection, universal service and access charge reform. On May 7, 1997, the FCC completed action on the trilogy when it rendered its access charge and universal service reform decisions. The FCC adopted a plan in a price cap order that it stated would reduce interstate access charges approximately $1.7 billion on an industry-wide basis. However, only $1.6 billion of such access charge reductions went into effect on July 1, 1997. As part of its effort to establish cost based services, the FCC, in its access charge order reclassified certain access charges from usage based to line based. The company anticipates that it will pass through to consumers the realized savings from switched access charge reductions, net of pre-subscribed interconnect carrier costs and new universal service obligations, which are discussed below. The company has appealed the price cap and the access charge reform orders.

The FCC's universal service order, which includes current subsidies paid by long distance carriers and new obligations to fund discounted services for schools, libraries, rural health care providers and low income consumers, will become effective on January 1, 1998 and be funded by all telecommunications carriers. This order is currently being appealed by several parties. These challenges seek changes that could materially affect the size of the universal service fund and the company's required contributions.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

In an August 1997 decision, the FCC ordered ILECs to unbundle and provide access to their transport facilities for the routing of new entrants' local traffic. This is an important mode of entry for competitive local exchange carriers (CLECs). Without access to these facilities, CLECs would be forced to duplicate the ILEC's network by constructing their own local transport or by leasing costly flat-rated dedicated transport. The order is currently being appealed by several ILECs in the U.S. Court of Appeals for the Eighth circuit (Eighth Circuit).

In July 1997, the U.S. Court of Appeals for the Eighth Circuit determined that the FCC had exceeded its authority when it established a national pricing structure for interconnection with the ILECs pursuant to the Act. The Eighth Circuit also held that certain portions of the FCC rules, such as the scope of its enforcement activities, are invalid. Most recently, in October 1997, the Eighth Circuit rendered an additional decision, invalidating an FCC rule prohibiting ILECs from disassembling already combined elements in their networks. This decision means that new entrants may be forced to purchase and then recombine the previously combined elements themselves. As a result of the most recent decision , the company beleives that new entrants will now be subject to increased costs for disconnecting and reconnecting elements and new customers may be subject to delays in changing local telephone service providers. Although the Act was designed by Congress to deregulate the telephone industry and encourage competition in the local and long distance markets, the company believes the Eighth Circuit's rulings will delay local phone competition because potential competitors to the ILECs, including the company, will have to continue to negotiate interconnection agreements in individual states without the benefit of uniform pricing rules guided by a national policy and will face increased costs and operational delays as they enter the local market. For further discussion of these matters refer to "Enterprise Reporting-Local" section.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

EARNINGS HIGHLIGHTS
-------------------
Income (loss) from operations was $(186) million and $952 million for the three and nine months ended September 30, 1997, respectively. Operating margin for the three and nine months ended September 30, 1997 decreased to (3.9)% and 6.5%, respectively, from 12.4% and 12.7%, in the comparable periods in 1996. Net income (loss) for the three and nine months ended September 30, 1997 decreased to $(182) million and $393 million, or $(0.26) and $.56 per share, respectively, from $304 million and $899 million, or $0.44 and $1.29 per share, for the comparable periods in 1996. The 1997 third quarter net loss reflects expenses of $432 million associated with a series of steps taken by the company to improve its short and long-term financial performance. These steps include charges associated with exiting and restructuring several business customer contracts, eliminating selected retail channels and discontinuing certain unprofitable information technology services.

The company is continuing to evaluate additional steps to improve returns in the core and VDM businesses through new customer and marketing initiatives, re-engineering certain processes and operations, improved asset utilization and resource re-deployment. In addition, the company will also be taking steps in the fourth quarter of 1997 to enhance customer and employee retention in light of the company's recent merger activities. While these steps have not all been finalized, if taken, they could result in material expenses impacting the company's 1997 results of operations. In the local business, given that the company anticipates merging with WorldCom, which has substantial local facilities, the company is re-addressing its local investments and costs and expects to reduce local losses below previously disclosed estimates. For further discussion of these matters refer to the "Consolidated Results of Operations" and "Enterprise Reporting-Local" section.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------
Consolidated revenue for the three and nine months ended September 30, 1997, including the impact of $67 million in increased uncollectible provisions and other actions, increased 2.9% and 5.9% to $4.8 billion and $14.5 billion, respectively, from the comparable periods in 1996. As explained under "Enterprise Reporting", for the three and nine months ended September 30, 1997, core business revenue increased by $69 million and $598 million or 1.6% and 4.8%, respectively, from the prior year periods and Ventures and Developing Markets (VDM) revenue increased by $134 million and $373 million for the three and nine months ended September 30, 1997, respectively, over the comparable periods in 1996. The company expects fourth quarter 1997 revenue growth to be similar to the third quarter of 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Cost of services consists of telecommunications expense and costs of other products and services. Telecommunications expense is primarily comprised of access fees paid to ILECs and other domestic service providers, and payments made to foreign telephone companies (international settlements) to complete calls made to foreign countries from the U.S. by the company's customers. In the VDM businesses, costs of other products and services primarily include equipment, software and technology service costs. Consolidated cost of services for the three and nine months ended September 30, 1997 increased to $3 billion and $8.1 billion, respectively, from the comparable periods in 1996 reflecting $340 million in costs and provisions incurred in the third quarter of 1997 to exit and restructure certain business customer contracts.

Telecommunications expense, as a percent of core business revenue, increased 2.8 percentage points for the three months ended September 30, 1997 compared to the same period in 1996, due to the introduction of payphone compensation costs and fluctuations in the revenue mix, which were partially offset by a decline in domestic telecommunication and international settlement rates. For the nine months ended September 30, 1997, telecommunications expense as a percent of core business revenue remained consistent with the year ago period.

Sales, operations and general expense increased 10.7% and 8.3% to $1.4 billion and $4 billion for the three and nine months ended September 30, 1997, respectively, from the comparable periods in 1996. In the core business, sales, operations and general expense for the three and nine months ended September 30, 1997 as a percentage of revenue decreased to 24.8% and 24.5%, respectively, from 26.9% and 26.1% in the same periods in 1996, respectively, primarily as a result of continued redeployment of certain resources and operations to local services and other cost containment efforts. The core business sales, operations and general expenses includes $57 million in costs for severance and contract commitment and termination costs associated with the discontinuance of certain mass markets retail sales channels and certain legal costs. The VDM sales, operations and general expense as a percentage of revenue for the three and nine months ended 1997 increased to 61.2% and 46.4%, respectively, from 32.3% and 32.2% in the same periods in 1996. This increase was attributable to the continued development in local services markets and information technology services and the related increases in marketing efforts and personnel expenditures. In addition, the VDM sales, operations and general expenses include $34 million in expenses for redundant facility and severance costs and contract termination costs associated with the discontinuance of certain information and technology service operations. The company is continuing to work towards addressing the actions necessary to make its computer systems Year 2000 compliant. Estimated costs associated with this undertaking are preliminary, but could exceed $200 million in aggregate during the period between fourth quarter of 1997 and December 31, 1998.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Depreciation expense increased 26.3% and 20.6% for the three and nine months ended September 30, 1997 to $543 million and $1,475 million, respectively, from the comparable periods in 1996. The increases are primarily the result of 1996 and 1997 additions to the communications system network to increase network capacity, redundancy and reliability, add product features and functionality and support the company's local services business. Depreciation costs in the third quarter of 1997 also include $17 million of costs related to the disposal and abandonment of assets associated with the discontinuance of the aforementioned retail and information technology service operations.

Interest expense increased $7 million and $21 million, respectively, from the comparable periods in 1996 due to increased 1997 debt balances.

Equity losses of affiliates increased $18 million for the three month period ended September 30, 1997 from the comparable period in 1996, primarily due to continued operating losses incurred by Avantel. For the nine months ended
September 30, 1997, equity in losses improved as the company recognized a reduction of $21 million from the comparable period in 1996, primarily due to reductions in losses on the former on-line project with News Corporation Limited (News Corp.), which ceased operations in 1996, partially offset by an increase in Avantel operating losses. As further discussed in "Enterprise Reporting" below, due to the start-up nature and current operations of several of these affiliates, the company expects equity in losses of affiliated companies to continue for the remainder of 1997.

Distributions on subsidiary Trust mandatorily redeemable securities, issued in May 1996, totaled $15 million and $45 million for the three and nine months ended September 30, 1997, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

ENTERPRISE REPORTING
--------------------
This section segregates the performance of the company's core business from its VDM businesses and investments. Core business services comprise a wide spectrum of domestic and international voice and data services, including long distance telephone, data communication, teleconferencing, Internet and electronic messaging services. The company has invested in VDM businesses outside of its core business through acquisitions, alliances and other strategic initiatives in the local, information technology, wireless, international and multimedia markets. Investments in these VDM businesses are included in the company's financial statements as consolidated subsidiaries, unconsolidated equity investments, or cost investments such the company's investment in News Corp.

The following information was prepared using all amounts included in the company's interim condensed consolidated financial statements and reflects estimates and allocations that management believes provide a reasonable basis on which to present such information.

CORE BUSINESS RESULTS
---------------------
(In millions)                    Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                 ---------------         ---------------
                                 1997      1996           1997       1996
                               ------    ------         ------     ------
Revenue                        $4,343    $4,274        $13,080    $12,482
Income from operations             75       617          1,389      1,831
Equity in income (losses)
  of affiliated companies           -         -              -          -
Net income                         48       381            855      1,131
Depreciation                      479       395          1,324      1,127
Net interest, income taxes
  and other expense               (27)     (236)          (534)      (700)
EBITDA*                           554     1,012          2,713      2,958

* EBITDA, as defined by management, consists of earnings (loss), excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. Analysts often use EBITDA when evaluating the performance of a company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similarly titled measures used by other companies or analysts.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The following discussion focuses on significant financial and operational results of the company's core business.

Core business revenue for the three months ended September 30, 1997 increased 1.6% from the year ago period to $4.3 billion, reflecting the impact of $67 million in additional uncollectible provisions required by recent bankruptcies and delinquencies of business customer accounts and other actions. Traffic grew 6.2% from the year ago quarter. As further explained below, the revenue to traffic variance reflects the strategic de-emphasis of the wholesale channel, continued competitive pricing and industry wide moderation in revenue growth. Core business revenue for the nine months ended September 30, 1997 increased 4.8% from the comparable year ago period while traffic grew 5.2%, resulting in revenue to traffic variance of (.4%). This variance reflects the transition away from the high level of customer acquisition programs in the first half of 1996 and the company's focus on value, service and integration during 1997.

In the business market, revenue continued to grow in the three and nine months ended September 30, 1997 from the comparable periods in 1996. Revenue growth was driven by strong demand for data and Internet services, as well as a result of the company's direction towards providing integrated services. Offsetting these gains were a decline in wholesale revenue due to management's de-emphasis of the wholesale market and the restructuring of this sales channel. Revenue in the mass market for the three and nine months ended September 30, 1997 decreased from the comparable periods in 1996. This is due to the company's continued focus on high value customers, service and integration, which improve customer retention. The company continued to selectively target high value customers through its integrated package offering of inbound, outbound, wireless and Internet services and programs aimed at customer retention while curtailing the use of high-cost customer acquisition programs during the nine months ended September 30, 1997. As a result, customer churn declined and customer spending improved in 1997 as compared to the same period a year ago.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

VENTURES AND DEVELOPING MARKETS RESULTS
---------------------------------------
(In millions)                  Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                              --------------------       -------------------
                                1997     1996             1997        1996
                               -----    -----            -----       -----
Revenue                         $608     $474           $1,800      $1,427
Loss from operations            (247)     (32)            (406)        (80)
Equity in income (losses)
  of affiliated companies        (46)     (28)            (107)       (128)
Net loss                        (222)     (73)            (441)       (225)
Depreciation                      64       35              151          96
Net interest, income taxes
  and other expense               71      (13)              72         (17)
EBITDA*                         (183)       3             (255)         16

During the third quarter of 1997, the company continued to make investments in its VDM businesses and strategic initiatives in an effort to expand its business opportunities in these markets. The company invested approximately $146 million in local services, $49 million in direct broadcast satellite (DBS) development costs and $7 million in affiliated companies during the third quarter of 1997. Certain information about the company's results of operations in these businesses and strategic initiatives are provided below.

LOCAL
-----
The company provides switched local service to both business and residential customers and it additionally provides dedicated access and dark fiber services to its core business customers using the company-owned network facilities and facilities or wholesale services provided by other companies. In addition to these services, the company provides infrastructure support to the company's core long distance network. As of September 30, 1997, the company had been granted authority to offer local exchange services in 38 states and had applications for such services pending in 10 other states.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Local service revenue increased by $47 million and $108 million year-over-year to $92 million and $237 million for the three and nine months ended September 30, 1997, respectively. A majority of this growth resulted from service provided to end user business customers, with a smaller portion resulting from residential customer revenue and services provided to the core long distance network. The revenue derived from sales to the company's core business customers and its long distance network remains the largest portion of local revenue. Net loss for the three and nine months ended September 30, 1997 increased by $99 million and $185 million year-over-year to $118 million and $229 million, respectively. EBITDA for the three and nine months ended September 30, 1997 decreased by $142 million and $253 million year-over-year to $(157) million and $(288) million, respectively. The increase in net losses and the decrease in EBITDA for the three and nine months ended September 30, 1997 reflect the increased operating costs associated with the continued investment in the local market. During the third quarter of 1997, the company added 7 local city networks, bringing the total number of operational local city networks to 76 in 39 markets, compared to 61 operational networks in 34 markets at the end of the third quarter of 1996. In addition, route miles increased 19% year-over-year to 3,305 miles as of September 30, 1997. At present, the company provides facilities-based switched local services in 25 markets and intends to have service operational in over 30 markets by the end of 1997.

The company's expansion and traffic growth in the local market continued to be hampered by changes in Federal and state regulations governing the opening of local markets, exacerbated by anti-competitive behavior and delaying tactics of the ILECS, as described under "Telecommunications Regulatory Environment". This environment has continued the delay of the company's entrance into the local market, and as a result the company will continue to incur additional costs to support regulatory efforts and other local problems. Given that the company anticipates merging with WorldCom, which has substantial local facilities, the company is re-addressing its local investments and costs and expects to reduce local losses below previously disclosed estimates.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

INFORMATION TECHNOLOGY SERVICES
-------------------------------
Information technology services primarily consist of MCI Systemhouse, the company's global systems integration subsidiary. Revenue for the three and nine months ended September 30, 1997 increased by $91 million and $297 million to $430 million and $1,307 million, respectively, from the comparable periods in 1996. This revenue growth reflects the industry-wide demand for information technology services for which Systemhouse is becoming a leading provider, particularly in the global telecommunications outsourcing market. Net loss for the three and nine months ended September 30, 1997 increased by $38 million and $53 million, respectively, over the comparable periods in 1996 to $57 million and $99 million, respectively. EBITDA for the three and nine months ended September 30, 1997 was $(21) million and $38 million, respectively, compared to $21 million and $87 million for the same periods in 1996. The increase in net loss for the periods reflect $53 million in costs associated with the aforementioned discontinuance of certain information and technology services as well as the result of increases in sales, operations and general expenses for advanced staffing necessary to meet the increasingly strong demand for information technology services.

WIRELESS
--------
Wireless services primarily include the operations of MCI Wireless, Inc., the company's cellular provider, and paging services. Revenue for the three months ended September 30, 1997 decreased by $3 million from the year ago period to $80 million. This decrease was primarily attributable to the decrease in average revenue per cellular subscriber partially offset by an increase in the number of cellular customers of approximately 8% to 438,000. Revenue for the nine months ended September 30, 1997 decreased $29 million from the year ago period due to a decrease in paging customers to 188,000, as the company continued to concentrate on profitability per customer in the mass market and to de-emphasize stand alone paging services. For the three and nine months ended September 30, 1997, net loss was $13 million and $32 million, respectively, and EBITDA was $(7) million and $(13) million, respectively.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

INTERNATIONAL SERVICES
----------------------
CCS is the company's 24.9% owned international services venture with BT that provides a broad portfolio of advanced global communication services, including virtual network, frame relay, managed bandwidth and packet services, to multinational business customers worldwide. CCS' distributor revenues increased 25% and 35% year-over-year to $200 million and $547 million for the three and nine months ended September 30, 1997, respectively. The company's share of CCS' losses reported in accordance with U.S. GAAP for the three and nine months ended September 30, 1997, decreased by $1 million and $5 million, respectively, from the year ago periods to $6 million and $18 million, respectively.

Avantel is the company's 44.5% owned Mexican business venture which began offering a full range of competitive switched long distance services to residential and business customers on January 1, 1997. During the third quarter of 1997, Avantel's network became fully operational and Avantel is now offering services throughout most of Mexico. In addition, Avantel has obtained more than a 10% share in the total Mexican long distance market. The company's share of Avantel's losses reported in accordance with U.S. GAAP for the three and nine months ended September 30, 1997 increased by $20 million and $44 million to $29 million and $64 million, respectively, from the comparable periods in 1996. The company expects to incur additional losses on its investment as Avantel continues to expand its service and customer bases in the Mexican telecommunications market.

MULTIMEDIA SERVICES
-------------------
The company's investments in News Corp. and DBS comprise Multimedia Services. Dividend income on the company's investment in News Corp. for the three and nine months ended September 30, 1997 was approximately $15 million and $44 million, respectively, compared to $15 million and $39 million for the comparable periods in 1996. The company has invested $146 million in DBS in the nine months ended September 30, 1997, bringing its total investment in the project to approximately $1 billion as of September 30, 1997.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of substantially all of their assets relating to the DBS business, including the DBS license but excluding two of the four satellites under construction. This transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar). Concurrent with the closing of the Primestar transaction, the company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the company's cost of obtaining the FCC license plus interest thereon. The company will also receive from Primestar consideration for its 19.9% joint venture interest, an interest in New Primestar in the form of cash and interest bearing non-voting New Primestar securities. The process in which the company and News Corp. will allocate the proceeds and recover their respective investments in the DBS business has yet to be completed. The transaction is subject to regulatory approvals, including approval by the FCC of the company's transfer of the DBS license to New Primestar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
CASH FLOWS
----------
Cash from operating activities increased by $224 million for the nine months ended September 30, 1997 to $2,279 million from the comparable period in 1996. This increase is primarily the result of an increase in customer receipts resulting from the growth in revenue and a decrease in taxes paid, offset by an increase in payments to suppliers and employees resulting from the increase in costs of services and sales, operations and general expense.

Cash used for investing activities decreased by $293 million for the nine months ended September 30, 1997 to $2,636 million from the comparable period in 1996 primarily because of a $472 million reduction in cash used for the DBS and News Corp. investments offset by higher capital expenditures. In the first nine months of 1997, the company used cash of $2,642 million, an increase of $219 million, for capital expenditures primarily for network deployment and local services. The company also invested an additional $146 million for additional satellite construction and other costs for its DBS investment and $45 million in investments in its affiliates. No additional amounts were invested in News Corp. during 1997.

Cash from financing activities decreased by $344 million for the nine months ended September 30, 1997 to $309 million from the comparable period in 1996. The reduction is primarily the result of financing activities that had occurred during 1996 when the company issued approximately $750 million aggregate principal amount of 8% Cumulative Quarterly Income Preferred Securities, Series A and $800 million in aggregate principal amount of Senior Debentures and Notes

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


which did not recur in 1997. In addition, for the nine months ended September 30, 1997, the company repaid $259 million in debentures and other debt and reduced treasury stock repurchases to $93 million from $522 million repurchased in the year ago period . Offsetting these net proceeds was a net increase in commercial paper issuance of $687 million.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
For the nine months ended September 30, 1997, the company funded its capital expenditures and its investment in the VDM businesses primarily through cash from operations and commercial paper issuance. The company believes that it will be able to meet its current and foreseeable liquidity and capital requirements through its cash flows from operating activities and its existing debt facilities. At September 30, 1997, the company had approximately $2.2 billion available under its commercial bank program and bank credit facility. In addition, the company has a $1.2 billion shelf registration in effect, which covers the issuance of debt securities with a range of maturities at either fixed or variable rates. In addition, the company expects that its revolving credit loan agreement expiring on April 28, 1998 will be renewed or similiar financing will be obtained. On July 23, 1997, the company entered into a $500 million notional amount forward-starting swap agreement to hedge future debt issuances a fixed interest rate of 6.71%.

EBITDA
------
Reflecting the impact of the aforementioned actions and cost provisions, Consolidated EBITDA decreased 18.2% to $2,427 million for the nine months ended September 30, 1997 from $2,967 million for the year ago period primarily as a result of the reduction in operating income for the nine months ended September 30, 1997. EBITDA, as defined by management, consists of earnings, excluding equity in income (losses) of affiliates, other income (expense), net, and distributions on subsidiary Trust mandatorily redeemable preferred securities, before interest, income taxes, depreciation and amortization. EBITDA represents a measure of the company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by GAAP. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. Analysts often use EBITDA when evaluating the performance of the company. Readers are cautioned that the company's definition of EBITDA may not be comparable to similarly titled measures used by other companies or analysts.

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

a)Exhibits

Exhibit No.                Description
-----------                -----------

      11                   Computation of Earnings per Common Share.

      12                   Computation of Ratio of Earnings to Fixed Charges.

      27                   Financial Data Schedule as of September 30, 1997.

      99(a)                Capitalization Schedule as of September 30, 1997.


b)Reports on Form 8-K

The company filed two Current Reports on Form 8-K during the quarter. These reports were file on July 14, 1997 and August 26, 1997.

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




                                   MCI COMMUNICATIONS CORPORATION




Date:  November 14, 1997           Signed:  /s/ David M. Case
                                            -----------------------
                                            David M. Case
                                            Vice President and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX





 Exhibit No.                Description
 -----------                -----------

      11                    Computation of Earnings per Common Share.

      12                    Computation of Ratio of Earnings to Fixed Charges.

      27                    Financial Data Schedule as of September 30, 1997.

      99(a)                 Capitalization Schedule as of September 30, 1997.