Form 10-K
period 1997-12-31
MCI COMMUNICATIONS CORP
filed 1998-04-15
CIK 64079

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock of registrant, which includes the Common Stock and Class A Common Stock, held by non-affiliates was $32,812,112,363 at February 2, 1998, based upon the closing price of the Common Stock on that date.

As of January 20, 1998, registrant had outstanding 571,230,935 shares of Common Stock and 135,998,932 shares of Class A Common Stock.

Documents Incorporated by Reference:

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 - Part II.

Portions of the Proxy Statement for the Special Meeting of Stockholders dated January 22, 1998 - Part III.

Forward-looking Statements May Prove Inaccurate


          MCI has made certain forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its long-distance telecommunication services business, its investments in ventures and developing markets ("VDM") businesses, the possible future results of operations of the company and those of MCI WorldCom, Inc. ("MCI WorldCom") after the proposed merger with WorldCom, Inc. ("WorldCom") and statements of information preceded by, followed by or that include the words "believes", "expects", "anticipates", or similar expressions. For those statements, the company claims the protection of the safe- harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that important factors such as the following, in addition to those contained elsewhere in this Annual Report on Form 10-K, could affect the future results of the company, its long-distance telecommunication services and VDM businesses and those of MCI WorldCom after the proposed merger with WorldCom and could cause those results to differ materially from those expressed in the forward-looking statements: material adverse changes in the economic conditions in the markets served by the company and MCI WorldCom; a significant delay in the expected closing of the proposed merger with WorldCom; future regulatory actions and conditions in the company's and MCI WorldCom's operating areas, including the ability of the company to implement its local strategy and obtain local facilities at competitive rates; the ability to pass on additional charges imposed by the Federal Communications Commission ("FCC"); competition from others in the United States ("U.S.") and international long-distance markets, including the entry of the Regional Bell Operating Companies ("RBOCs") and other companies into the long-distance markets in the U.S.; the cost of the company's year 2000 compliance efforts; and the effect of future technological changes on its business.

                                     PART I

Item 1. Business

GENERAL
-------

     MCI* is one of the world's leading providers of communication services. It is the second largest carrier of long-distance telecommunication services in the U.S. and the second largest carrier of international long-distance telecommunication services in the world. On November 9, 1997, MCI entered into an agreement to merge with WorldCom which will be consummated upon receipt of the necessary regulatory approvals (see "The Merger" below for a more detailed discussion).

     MCI provides a broad range of communication services, including long-distance telecommunication services, local and wireless services, data/Internet/intranet services and information technology and outsourcing services. The provision of long- distance telecommunication services is MCI's core business. Long- distance telecommunication services comprise a wide spectrum of domestic and international voice and data services, including long-distance telephone services, data communication services and teleconferencing services. During each of the last three years, more than 90% of MCI's operating revenues and operating income were derived from its core business.

     The communication services industry continues to change both domestically and internationally, providing significant opportunities and risks to the participants in these markets. In the U.S., the Telecommunications Act of 1996 (the "Telecom Act") is expected to have a significant impact on MCI's business by opening the U.S. local service markets to competition and allowing the RBOCs to compete in the long-distance market. However, challenges to the orders issued by the FCC pursuant to the Telecom Act have delayed the anticipated opening of the local markets to effective competition. Internationally, in February 1997, 72 member countries, including the U.S., of the World Trade Organization ("WTO") entered into an agreement (the "WTO Agreement")

--------
* MCI conducts its business primarily through subsidiaries. Unless the context otherwise requires, "MCI" or "company" means MCI Communications Corporation, a Delaware corporation organized in August 1968, and its subsidiaries on a consolidated basis. MCI is a registered service mark of MCI Communications Corporation. MCI has its principal executive offices at 1801 Pennsylvania Avenue, N.W., Washington, D.C. 20006 (telephone number (202) 872-1600).

to open their respective markets, some of which are monopoly controlled, to foreign competition.

     The changes in the communication services industry are driven by providers of telecommunication services, such as MCI, that are entering, or trying to enter, new markets, both domestically and internationally. MCI, as well as other telecommunication service providers previously offering services primarily in one segment of the communication services market, are now offering, either directly or through alliances with others, new services to complement their primary service offerings. The offering of these new complementary services, facilitated by evolving technology and by the regulatory developments described above, is meant to meet the needs of customers who desire to have most or all of their communication requirements fulfilled by one supplier. The ability of companies, such as MCI, to be that single supplier may result in the convergence of the international, domestic long-distance and local telecommunication service markets into one global market.

     MCI expects that competition from the RBOCs and any others that enter the long-distance telecommunication services market, some of which have significant financial and other resources, will be intense. Due to the rapidly changing nature of these markets, the advances being made in communications technology, the timing of the consummation of the proposed merger with WorldCom and the other factors summarized above, MCI cannot predict the level of its future success, but the company believes that it can and will compete effectively in providing its services.

     MCI anticipates that continued substantial capital expenditures will be required to compete effectively in the long-distance and local telecommunication service markets. MCI continues to expand its digital transmission and switching facilities and capabilities to meet the requirements of its customers for additional and enhanced domestic and international services, to add redundancy to its network and to enhance network intelligence, which enables MCI to utilize its transmission resources more effectively and provide enhanced services. Total capital expenditures for these expansions were approximately $3.8 billion in 1997, $3.3 billion in 1996 and $2.9 billion in 1995. MCI anticipates that its core business and its ventures and developing markets business units will require total capital expenditures of approximately $3.3 billion in 1998.

     In 1997, the company developed and began to implement its plan to become Year 2000 compliant by the year 2000. The plan includes (i) an inventory of the company's internal systems and applications for year 2000 compliance, (ii) solicitation of its outside vendors, suppliers and major customers, including, but not limited to, each of the RBOCs, major communications equipment vendors and foreign PTTs, to determine the level of and plans for their year 2000 compliance, (iii) development of necessary conversion programs, (iv) replacing or upgrading non-compliant equipment, (v) conversion of systems, and (vi) testing.

     The company expects to incur approximately $400 million of expenses over the next two years to implement its Year 2000 plan. The company expects to be Year 2000 compliant on or before December 31, 1999.

     As of December 31, 1997, MCI had approximately 60,000 full-time employees.

      The Merger
      ----------

     On November 9, 1997, MCI entered into an agreement (the "Merger Agreement") to merge with WorldCom to create a fully integrated global communications company. The combined company will be named MCI WorldCom and will provide a complete range of local, long- distance, data/Internet/intranet and international communications services.

     On March 11, 1998, the stockholders of MCI and WorldCom approved the Merger. Consummation of the Merger is also subject to certain conditions, including the receipt of required regulatory approvals. See MCI's Proxy Statement for its 1998 Special Meeting for a full description of the Merger and the risks and benefits of the Merger, which description is incorporated herein by reference.

     Concurrent with the Merger Agreement, the Company, WorldCom and British Telecommunications plc ("BT") entered into an agreement (the "Termination Agreement") whereby (i) the Agreement and Plan of Merger, dated as of November 3, 1996, as amended (the "BT Merger Agreement"), among the Company, BT and Tadworth Corporation was terminated; (ii) WorldCom agreed to pay BT $450,000,000 and expenses not in excess of $15,000,000 in connection with the plan of reorganization in order to induce BT to waive its rights under, and agree to terminate, the BT Merger Agreement; (iii) BT agreed to support and vote its shares of Class A Common Stock in favor of the Merger; and (iv) BT agreed to exercise its call option to acquire MCI's shares in Concert Communications Company immediately following the effective time of the Merger.

     MCI believes MCI WorldCom, with the combined resources of MCI and WorldCom, will be able to expand into new markets, offer new services and compete more effectively  in the  local  services  market  faster  than MCI  would  have on a
standalone   basis.  See  "CORE  BUSINESS  -  COMPETITION"  and  "CORE  BUSINESS
REGULATION" below for a further discussion of the Telecom Act and its anticipated impact on competition and MCI.

CORE BUSINESS
-------------

      Services
      --------
     MCI provides a wide range of long-distance telecommunication services, including: basic long-distance telephone service; dial around; collect calling, operator assistance and calling card services (including prepaid calling cards); toll free or 800 services; and 900 services. MCI also provides a wide range of basic and enhanced voice and data services, including private line services; voice and data services provided over software-defined virtual private networks; switched and dedicated Internet access services and Internet backbone services. The company offers these services individually and in combinations. Through combined offerings, MCI provides customers with benefits such as single billing, unified services for multi-location companies and customized calling plans.

     MCI markets domestic and international long-distance telecommunication, domestic data telecommunication and electronic messaging services to business, government and residential customers primarily through the sales organization of its long- distance telecommunication subsidiary, MCI Telecommunications Corporation ("MCIT"). International data telecommunication and electronic messaging services are marketed through MCI International, Inc., a wholly-owned subsidiary of MCI. To a lesser extent, MCI also markets its voice and data communication services domestically and internationally through arrangements with third parties.


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

      Local Access
      ------------

     MCI provides customers that utilize large volumes of long- distance telecommunication services with direct access to its long- distance network. Most customers access MCI's services through local interconnection facilities provided by the incumbent local exchange carriers ("ILECs"), the largest of which are subsidiaries of the RBOCs, and competitive local exchange carriers ("CLECs"). To a much lesser extent, local access is provided by MCI. The costs of these local interconnection facilities are a significant component of MCI's operating expenses. See "REGULATION" below for a discussion of the impact on local access costs MCI anticipates from the Telecom Act and the FCC rules relating thereto.


      Competition
      -----------

     MCI's primary and most vigorous competitor in the domestic and international long-distance telecommunication services market continues to be AT&T Corp. ("AT&T"), which has substantial capital and other financial resources. Other competitors include Sprint Corporation ("Sprint"), other facilities-based domestic telecommunication common carriers and numerous resellers of long- distance telecommunication services. MCI also competes with RBOCs, which provide toll telecommunication services within local access transport areas ("LATA"), and with ILECs that provide toll telecommunication services.

     MCI believes that the RBOCs will eventually become substantial competitors of MCI for interLATA long-distance telecommunication services, especially in their local service regions when allowed to offer such services pursuant to the Telecom Act. (See "REGULATION - Telecom Act" below.) This is due to the RBOCs ownership of extensive facilities in their local service regions, their long-standing customer relationships and very substantial capital and other financial resources. MCI expects to compete effectively against the RBOCs as a result of MCI's innovation in, and quality of, services, the diversity of its services, its ability to offer a combination of services, its marketing strategy and customer service. However, MCI expects that the RBOCs' ability to provide interLATA long-distance telecommunications services in their local regions will result in certain additional pricing and margin pressures.

     The telecommunications industry is also in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and fiber optic transmission capacity for services similar to those provided by

MCI. MCI may be subject to additional competition as a result of the development of new technologies and increased availability of domestic and international transmission capacity. Even though fiber optic networks, such as that of MCI, are now widely used for long-distance transmission, it is possible that the competitiveness of such networks could be adversely affected by changing technology.

     MCI cannot predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services or the impact these expenditures and the pricing pressures expected from competing with the RBOCs will have on its consolidated financial position or results of operations.


REGULATION
----------


      General
      -------

     MCI is subject to varying degrees of federal, state, local and international regulation. In the United States, the FCC has extensive authority to regulate interstate services and local access facilities and services provided by common carriers, including the power to review the interstate rates charged by carriers and to establish policies that promote competition for interstate telecommunication services. However, MCI is not currently required to obtain FCC authorization for installation or operation of its network facilities used for domestic services, other than licenses for specific terrestrial microwave and satellite earth station facilities which utilize radio frequency spectrum. FCC approval is required, however, for the installation and operation of international facilities and services.

     At the state level, MCI must be separately certified in each state to offer local exchange and intrastate long-distance services. No state, however, subjects MCI to price cap or rate of return regulation. MCI is also subject to varying degrees of regulation in the foreign jurisdictions in which it conducts business, including authorization for the installation and operation of network facilities.

      Telecom Act
      -----------

     The Telecom Act, among other things, permits the RBOCs to provide domestic and international long-distance services to customers located outside of the
RBOCs' home regions. It also permits an RBOC to provide domestic and international long-distance service originating within states in its region upon a finding by the FCC that the RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long-distance services would further the public interest; and removes existing barriers to entry into local service markets. Additionally, the Telecom Act changes the manner in which certain interconnection agreements between ILECs and carriers are negotiated, arbitrated and approved; provides procedures to revise universal service standards; and imposes penalties for unauthorized switching of customers.

     In implementing the Telecom Act, the FCC issued an order establishing nationwide rules designed to encourage new entrants to participate in the local services markets through interconnection with ILECs, resale of ILECs' retail services, and use of individual and combinations of unbundled network elements. These rules set the groundwork for the statutory criteria governing RBOC entry into the long-distance telecommunications market. The FCC order was appealed to the Eighth Circuit, which, among other things, vacated all of the FCC's nationwide pricing rules and the FCC's requirement that unbundled network elements be provided on a combined basis. The United States Supreme Court has granted certiorari to review the decision.

     Pursuant to the Telecom Act, the FCC has denied four applications filed by three of the RBOCs seeking authority to provide in-region interLATA long-distance telecommunication service. Three of the denials have been appealed. Certain RBOCs have also raised a constitutional challenge to the provision of the Telecom Act that grants the FCC the authority to deny these applications and restricts RBOC provision of interLATA long- distance telecommunication services in their local regions. On December 31, 1997, the United States District Court for the Northern District of Texas ruled that this restriction violates the Bill of Attainder Clause of the U.S. Constitution. The District Court subsequently stayed its decision pending appeal.

     The Telecom Act also provided for the FCC to review and implement reforms to the Universal Service subsidies which, among other things, allow consumers in rural or other high cost areas access to telecommunication and information services at rates comparable to those charged in urban areas. The access charges that MCI pays to ILECs have been set at levels intended to provide

Universal Service subsidies; such access charges are a principal component of MCI's telecommunication expense. On May 7, 1997, the FCC announced that it will issue a series of orders that will reform Universal Service subsidy allocations and adopted various reforms to the existing rate structure for interstate access services provided by the ILECs that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. These actions have been appealed by the ILECs to federal courts of appeals. In addition, several state agencies have started proceedings to address the reallocation of implicit subsidies contained in the access rates and retail service rates to state Universal Service funds.

      International
      -------------

     MCI offers its international public switched voice services through arrangements with foreign public utility authorities and is compensated based on traditional settlement rates and proportionate return regimes. In December 1996, the FCC adopted a new policy that makes it easier for U.S. international carriers to obtain authority to route international public switched voice traffic to and from the United States outside of the traditional settlement rate and proportionate return regimes. In February 1997, the United States entered into the WTO Agreement that contemplates liberalizing the provision of switched voice telephone and other telecommunication services in scores of foreign countries over the next several years. In November 1997, in order to comply with U.S. commitments to the WTO Agreement, the FCC adopted new rules, effective as of February 9, 1998, that liberalize existing policies regarding (i) the services that may be provided in the U.S. by certain carriers affiliated with foreign carriers and the rates to be charged for international switched voice services; and (ii) the provision of international switched voice services outside of the traditional settlement rate and proportionate return regimes.

     In August 1997, the FCC adopted lower mandatory settlement rate benchmarks to attempt to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also adopted rules to encourage foreign carriers and WTO member countries to reduce the settlement rates below the benchmarks.

     MCI cannot predict the ultimate outcome of the challenges to the orders issued by the FCC pursuant to the Telecom Act. Nor can it predict whether the resolution of these challenges, the implementation of the Telecom Act or any further legislation, regulation or regulatory changes, whether domestic or international, will have a material impact on its consolidated financial position or results of operations or will facilitate MCI's entry into new markets.

VENTURES AND DEVELOPING MARKETS BUSINESS
----------------------------------------

     MCI has diversified the communication services it offers through investments in ventures and developing markets businesses. This diversification enables MCI to meet more of the communications needs of its customers and to take advantage of developing opportunities in the communication services market. See Item 6. Management's Discussion and Analysis and "VENTURES AND DEVELOPING MARKETS BUSINESS" below for information of the financial operations of the VDM business.

      Local Services
      --------------

     Through either its own local city networks or through arrangements with the ILECs and CLECs for special access and switched access services, MCI provides businesses and governments with high quality dedicated access to the MCI network. As of December 31, 1997, MCI had been granted authority to offer a full range of local switched services in 42 states and had applications pending for such services in 7 other states. MCI has 80 operational local city networks and provides facilities-based switched local services in 31 markets. MCI intends to offer such local services in over 100 U.S. markets after completion of the Merger. To a limited extent, MCI resells local services to customers in several states in the U.S.

     Although the Telecom Act requires ILECs to provide interconnection and access to its local networks and to provide for resale of its local services on reasonable and nondiscriminatory terms, MCI does not know if this requirement will be met. This uncertainty is increased due to the rulings of the Eighth Circuit on actions taken by the FCC to implement the Telecom Act. See "REGULATION - Telecom Act" above. The pace at which local services will be made available for resale and at which network elements will be made available on reasonable and nondiscriminatory terms, the prices at which MCI can purchase such services from the ILEC and the amount of capital available to MCI to expand its local facilities will affect the types of local services MCI can offer and its ability to compete with the ILECs in providing local telecommunications services. MCI announced in 1998 that the resale of ILEC services is not profitable and that it will focus on providing facilities based local services to its customers.

     The ILECs have very substantial capital and other resources, long standing customer relationships and extensive existing facilities and network rights-of-way and are MCI's primary competitors in the local services market. In addition, it is anticipated that a number of long-distance telecommunication, wireless and cable service providers and others will enter the local services market in competition with MCI. Some of these potential competitors have substantial financial and other resources. MCI will also compete in the local services market with a number of other CLECs, a few of which have existing local networks and significant financial resources.

     To the extent MCI and others provide intrastate local services, they are also subject to regulation by state regulatory commissions, which have extensive authority to regulate the provision of local services. MCI is required to file tariffs as a competitive local exchange carrier. Those filing requirements may be less restrictive than those imposed on the ILECs.


      Wireless Services
      -----------------

     Through the acquisition in September 1995 of Nationwide Cellular Service, Inc. ("Nationwide"), a reseller of cellular phone services and a retailer of cellular phone equipment, and, as a result of the execution of resale agreements with facilities-based cellular telephone service providers, MCI has the capability to offer cellular telephone services obtained from facilities based providers to a substantial portion of the U.S. population.

     MCI markets these services to both business and residential customers through the former Nationwide's sales organization and stores and MCIT's sales organization. In 1997, the company focused on providing wireless services as part of a total communications services package rather than as standalone offerings.

     MCI's primary competitors in the wireless market are AT&T Wireless Services, Airtouch Communications, Inc., Ameritech, Bell Atlantic NYNEX Mobile, GTE, SBC and Sprint, all of which provide wireless services over their own facilities. As MCI is not a facilities based wireless operator, its ability to be competitive depends on the terms and conditions under which it obtains services and its ability to renew on satisfactory terms its resale agreements. Competition is expected to intensify as the winning bidders in the Personal Communication System spectrum auctions offer competing services.

     As a wireless reseller, MCI is not subject to any tariffing or licensing requirements by the FCC or state regulatory agencies.

      Information Technology Services
      -------------------------------

     MCI's information technology ("IT") services primarily consist of outsourcing, IT consulting, systems integration, private network management, technology deployment and applications and systems development. IT services generally involve the use of technology, know-how and methodologies to gather, collate, analyze, record, characterize, categorize, process, generate, distribute and/or store information for end-users. In addition to IT services, MCI offers call center services, which include technical help desk services, customer services, telesales, call center consulting and implementation, call center network integration services, and software/database application development.

     MCI offers IT services to commercial and government enterprises through SHL Systemhouse Co., acquired by MCI in November 1995. MCI's IT services include the design, development and implementation of IT systems with an emphasis on client/server technologies; the management, operation and maintenance of client IT functions as part of outsourcing arrangements; and the delivery and installation of IT hardware and software.

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

     Competitors in the IT business include Andersen Consulting, Computer Sciences Corporation, Electronic Data Systems Corporation and International Business Machines Corporation, all of which have substantial financial and other resources. MCI derives a material amount of its IT revenues from a small number of customers. In addition, MCI faces competition in the IT industry not only for contracts, but also for personnel. There is a shortage of skilled employees and a high turnover rate among skilled employees in the client/server portion of the IT business.

      International Services
      ----------------------

     MCI continues to develop global alliances to expand the use and reach of its services and to meet the global needs of its customers.

     On March 9, 1998, MCI entered into a strategic alliance with Telefonica de Espana ("Telefonica") and WorldCom to create strategic business ventures which will enter the telecommunication markets in Europe and the Americas. As part of the alliance, MCI and Telefonica's international unit, T.I. Telefonica Internacional de Espana S.A., amended their Pan-American Joint Venture Agreement entered into last year. The joint venture was formed to target the fast growing Latin American communications market, and to establish a state-of-the-art Pan American network to provide customers a portfolio of integrated communications services.

     AVANTEL S.A. de C.V. ("AVANTEL") is a business venture between Grupo Financiero Banamex-Accival, Mexico's largest financial group, and MCI, in which MCI owns a 44.5% equity interest. AVANTEL built Mexico's first all-digital fiber-optic network. In 1996, AVANTEL became the first company to provide alternative long-distance telecommunication service in Mexico in competition with Telefonos de Mexico ("TelMex"). TelMex, the former monopoly telecommunications provider, is AVANTEL's primary competitor. TelMex's financial and other resources are substantially greater than AVANTEL's, and it has an extensive existing customer base.

     Concert Communications Company ("Concert"), is a business venture between MCI and BT in which MCI owns a 24.9% equity interest. Concert*** provides global enhanced and value-added telecommunication services, such as packet data, virtual network, frame relay and managed bandwidth services. MCI is the exclusive distributor of Concert services in North, Central and South America, and BT is the exclusive distributor of Concert services in the rest of the world.

     Pursuant to the Termination Agreement, BT has agreed to exercise its call option to acquire MCI's shares in Concert immediately following the effective time of the Merger at a value to be mutually agreed to by MCI and BT or, absent such agreement, by an independent investment bank. Upon purchase of MCI's interest in Concert by BT, MCI will no longer be an exclusive distributor of Concert services and will no longer be bound by the territorial restrictions affecting international enhanced services. However,
--------
*** Concert is a mark of Concert Communications Company, a business venture between MCI and BT, and is used under license.

MCI will be able to continue to provide Concert services on a non- exclusive basis to customers in the U.S. for a period of at least two years and as many as five years.

     AT&T and Sprint have each formed global alliances that compete with Concert and will compete with the international enhanced service offerings of MCI WorldCom. AT&T's WorldPartners is an association of member companies formed in 1993 to provide a family of telecommunication services (private line, frame relay and virtual network services) to multinational customers. Members of the association include AT&T, KDD of Japan, Singapore Telecom, Telstra of Australia, Telecom New Zealand, Hong Kong Telecom, Unitel of Canada, Korea Telecom and the members of Unisource (which include Royal PTT Netherlands NV, Telia AB and Schweizerische PTT - Betriebe). Sprint, France Telecom ("FT") and Deutsche Telekom ("DT") have formed Global One, a global partnership which offers an array of international telecommunication services to multinational business customers. As part of the transaction, FT and DT each acquired 10% of Sprint's common stock.

     In 1992, MCI entered into a strategic alliance with Stentor, an alliance of major Canadian telephone companies, to develop a fully integrated intelligent network linking the U.S. and Canada. In 1995, Stentor entered into an agreement with MCI to become the exclusive distributor of Concert services in Canada. The Stentor alliance and the AVANTEL joint venture will facilitate the development of a fully integrated, seamless North American network capable of providing services with identical features to customers throughout the U.S., Canada and Mexico.

     In addition, MCI owns minority equity interests in telecommunication service providers in Portugal, New Zealand and Belize and is exploring opportunities in Central and South America and other areas of the world.


      Multimedia Services
      -------------------

     In 1995 and 1996, MCI invested a total of $1.35 billion in The News Corporation Limited ("News Corp"). In May 1997, MCI and News Corp entered into an agreement to form a Direct Broadcast Satellite ("DBS") joint venture in which MCI would hold a 19.9% interest with the stated intention of seeking a third party to acquire their combined interest.

     DBS service is a point-to-multipoint service that uses high- powered KU band satellites which are placed in a geosynchronous orbit. DBS service is capable of delivering a wide range of services, such as subscription television, pay-per-view services, such as movies, concerts and sporting events, and digitized content, such as magazines.

     The DBS license, awarded by the FCC to MCI in December 1996 for $682.5 million, granted MCI the right to use 28 of 32 channels in the satellite slot located at 110 degrees west longitude, which provides coverage to all fifty states in the U.S. and Puerto Rico.

     In June 1997, MCI and News Corp entered into an agreement with Primestar Partners, L.P. ("Primestar") for the sale of substantially all of their assets related to the DBS business, including the DBS license but excluding two of the four satellites under construction. This transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity ("New Primestar"). Concurrent with the closing of the Primestar transaction, MCI will acquire preferred shares in a subsidiary of News Corp for a face amount equal to MCI's cost of obtaining the FCC license plus interest thereon. MCI will also receive from Primestar consideration in the form of cash and interest bearing non-voting New Primestar securities for its 19.9% interest in the DBS joint venture. The transaction is subject to regulatory approvals, including approval by the FCC of MCI's transfer of the DBS license to New Primestar and approval by the Department of Justice.

     Competition  in the DBS  service  market  will arise  from  three  sources:
existing and future DBS service providers, including, two RBOCs which have formed an alliance with a DBS service provider; medium-power satellite video service providers; and cable companies that operate land based facilities. These competitors have substantial financial resources, existing customer bases and experienced marketing organizations. In addition, it is anticipated that long-distance telecommunication service providers and other RBOCs may seek to form alliances with DBS service or other multimedia service providers and compete in this market using terrestrial or satellite-based technologies, such as KA band satellite, digital broadcast spectrum and Local Multipoint Delivery Service.

Item 2.  Properties.
-------------------

     MCI leases, under long-term leases, portions of railroad, utility and other rights-of-way for the fiber-optic transmission system used in its long-distance network. MCI also has numerous tower sites, generally in rural areas, to serve as repeater stations in its domestic microwave transmission system. Most of these sites are leased, although MCI does own many of those which are at an intersection of two or more routes of MCI's transmission system. Generally, MCI owns the buildings that serve as switch facilities for the transmission system. In metropolitan areas, MCI leases facilities to serve as operations facilities for its transmission systems.

     MCI's local services network consists of a fiber optic transmission network consisting of lighted (currently used) and dark (not currently used) fibers which are either owned or leased under long-term leases. These fibers are located in conduits, which are either owned or leased under long-term leases. MCI supplements its local services network with transmission capacity leased from other carriers under long-term leases. MCI also leases, under long-term leases, the buildings that house its Class 5 switches and other network and administrative office space.

     In addition, MCI leases, under long-term leases, office space to serve as sales office and/or administrative facilities. Some of these facilities are
located  jointly  with  operations   facilities.   In  addition,  MCI  owns  its
headquarters building in Washington, D.C. and two buildings in a suburb of Washington, D.C., as well as administrative facilities in Cary, North Carolina; Cedar Rapids, Iowa; Colorado Springs, Colorado; Piscataway, New Jersey; and Richardson, Texas.


Item 3.  Legal Proceedings.
---------------------------

     Information  regarding  contingencies  and legal proceedings is included in
Note 14 of the Notes to Consolidated Financial Statements in the company's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference to Exhibit 13 to this Annual Report on Form 10-K.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      None.

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters.
-------------------

      MCI Common Stock is traded on the NASDAQ National Market. The tables below set forth the high and low bid prices of the Common Stock as reported for the periods indicated.

                                                     1997

                                               HIGH      LOW
                                            --------   ---------

                    4th Quarter              $45.00    $33.13
                    3rd Quarter               43.38     27.31
                    2nd Quarter               41.88     35.63
                    1st Quarter               38.75     32.38



                                                    1996

                                              HIGH        LOW
                                            --------   ---------

                    4th Quarter              $33.88    $23.88
                    3rd Quarter               28.13     22.38
                    2nd Quarter               30.38     24.88
                    1st Quarter               31.13     25.63



      MCI paid cash dividends of $.025 per share of Common Stock in July and December of 1997 and 1996 and an equivalent cash dividend on the shares of Class A Common Stock.

      At January 20, 1998, there were 44,754 holders of record of MCI's Common Stock and 1 holder of record of MCI's Class A Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

On June 30, 1995, as part of the merger consideration under the Agreement and Plan of Merger among Darome Teleconferencing, Inc., MCI and MCIT, MCI issued 793,297 shares of MCI Common Stock, par value $.10 per share, with an aggregate value of approximately $16,000,000 or approximately $20.17 per share, to the shareholders of Darome Teleconferencing, Inc. MCI claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended.

Items 6 through 8.
-----------------

     The information required by these items is included in the company's Annual Report to Stockholders for the year ended December 31, 1997, which information is filed as Exhibit 13 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

      Executive Officers of the Registrant.*
      ------------------------------------

      The executive officers of MCI, including its subsidiaries, are elected annually and serve at the pleasure of the respective board of directors. They are:


       Name            Age*         Position**

Bert C. Roberts, Jr.   55        Chairman of the Board,
                                  Director

Gerald H. Taylor       56        Chief Executive Officer, Director

Timothy F. Price       44        President and
                                  Chief Operating Officer

Seth D. Blumenfeld     57        President,
                                 MCI International, Inc.

John W. Gerdelman      45        Executive Vice President,
                                 MCI Telecommunications Corporation

Douglas L. Maine       49        Executive Vice President and
                                  Chief Financial Officer

Scott B. Ross          46        Director, SHL Systemhouse Co.,
                                 Director, President and Chief
                                 Operating Officer, MCI Systemhouse
                                 Corp.

Michael J. Rowny       47        Executive Vice President

Michael H. Salsbury    48        Executive Vice President and
                                  General Counsel

David M. Case          42        Vice President and Controller

--------------------
 *  As of March 1, 1998.
**  Unless otherwise indicated, the position is with MCI
    Communications Corporation.

     Mr. Roberts has been Chairman of the Board of MCI since June 1992. He was Chief Executive Officer of MCI from December 1991 to November 1996. He was President and Chief Operating Officer of MCI from October 1985 to June 1992 and President of MCI Telecommunications Corporation ("MCIT") from May 1983 to June 1992. Mr. Roberts has been a director of MCI since 1985; a non-executive director of Telefonica de Espana, a telecommunications company located in Spain, since March 1998; a non-executive director of The News Corporation Limited, a global multi-media company located in Australia, since November 1995; and was a non- executive director of British Telecommunications plc ("BT"), a global telecommunications provider which has an approximate 20% equity interest in MCI, from October 1994 to March 1998.

     Mr. Taylor has been Chief Executive Officer of MCI since November 1996. He has been Vice Chairman of MCIT since July 1995. He was President and Chief Operating Officer of MCI from July 1994 to November 1996 and President and Chief Operating Officer of MCIT from April 1994 to July 1995. He was an Executive Vice President and Group Executive of MCIT from September 1993 to April 1994. He was an Executive Vice President of MCIT, serving as President, Consumer Markets, from November 1990 to September 1993. Mr. Taylor has been a director of MCI since September 1994 and was a non- executive director of BT from November 1996 to November 1997.

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

     Mr. Ross has been President and Chief Operating Officer of MCI Systemhouse Corp. since September 1995. He was an Executive Vice President of MCIT, serving as President, Finance and Business Operations, from August 1995 to March 1996 and as President, Business Markets, from December 1994 to August 1995. He was a Senior Vice President of MCIT from September 1993 to December 1994 and a Vice President of MCIT for more that 5 years prior thereto.

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

Directors of the Registrant
---------------------------
(as of December 31, 1997)

Stock ownership of the directors, and related footnotes, is incorporated into this Annual Report on Form 10-K by reference to pages 131 and 132 of the registrant's Proxy Statement for the Special Meeting of Stockholders dated January 22, 1998.

Clifford L. Alexander, Jr. (64)(A)(N)              1982

President of Alexander & Associates, Inc., management consultants, since 1981; director of Dreyfus 3rd Century Fund, Dreyfus General Family of Funds, Mutual of America Life Insurance Company, Dun & Bradstreet Corporation and American Home Products Corporation, Cognizant Corporation and TLC Holdings, Inc.

Judith Areen (53)(A)(N)                            1992

Executive Vice President for Law Center Affairs and Dean of the Law Center, Georgetown University, since 1989; Professor of Law,
Georgetown University, since 1976.

Michael H. Bader (68)(A)                           1968

Member of the law firm Haley Bader & Potts PLC; Chairman of radio stations WGLL and WCBG from 1983 to 1993; Chairman of radio station WTHU from 1988 to 1993; Vice President of Bach n' Roll Radio of Brandon, Inc. since 1989.

Sir Peter L. Bonfield (53)                         1996

Chief  Executive of BT, a worldwide  telecommunications  company,  since January
1996; Chairman and Chief Executive of ICL plc from 1985 to 1995; non-executive Chairman of ICL plc since 1996; non- executive Director of BICC PLC from 1992 to 1996; non-executive Director of ZENECA Group PLC; Vice President of the British Quality Foundation; Chairman of DESC Ltd to 1996.

Robert P. Brace (47)                               1997

A director and Group Finance Director of BT since October 1993; joined BT in 1989 as Finance Director of its UK Division.

Richard M. Jones (71)(C)(F)                        1988

A director of Guaranty Federal Savings Bank, formerly a director of Applied Power and Illinois Tool Works Inc.

Gordon S. Macklin (69)(C)(F)                       1988

Chairman, White River Corporation; director, Fund American Enterprises Holdings, Inc.; CCC Information Services Group, Inc.; MedImmune, Inc.; Shoppers Express; Spacehab, Inc.; and director, trustee or managing general partner, as the case may be of 52 of the investment companies in the Franklin Templeton Group of Funds; formerly Chairman, Hambrecht and Quist Group; director, H&Q Healthcare Investors; and President, National Association of Securities Dealers, Inc.

Bert C. Roberts, Jr. (55)(F)(N)                    1985

Richard B. Sayford (67)(C)                         1980

President and Chief Executive Officer of Strategic Enterprises,
Inc., a management consulting firm, since 1986; a director of Laser Technologies, Inc. and Visx, Inc.

Gerald H. Taylor (56)                              1994

Judith Whittaker (59)(C)                           1985

Vice President, General Counsel and Secretary of Hallmark Cards, Incorporated, a greeting card and gift manufacturing company, since January 1997; prior to that Corporate Vice President - Legal of Hallmark Cards, Incorporated, since 1992; Associate General Counsel of Hallmark Cards, Incorporated, for more that five years prior thereto; Vice President and General Counsel of Univision Holdings, Inc., a subsidiary of Hallmark Cards, Incorporated, from 1988 to 1992.

John R. Worthington (67)(A)                         1968

A consultant since March 1996. General Counsel of MCI from 1971 to November 1995 and a Senior Vice President of MCI from November 1995 to March 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to MCI during or in respect of the fiscal year ended December 31, 1997, MCI is not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except John Gerdelman, Bert C. Roberts, Jr. and John R. Worthington who each filed one Form 4 late with respect to one transaction.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 11.  Executive Compensation.
--------------------------------

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                       Long Term Compensation Awards
                                                                                                      Securities
Name and Principal                                              Other Annual    Restricted Stock      Underlying      All Other
Position                                 Salary      Bonus      Compensation    Award(s)              Options       Compensation
                                Year        ($)      ($)(1)        ($)(2)          ($)(3),(4)            (#)(4)       ($)(5)
============================= ======= =========== ============ =============== ===================  ============= =================


Bert C. Roberts, Jr.            1997   1,000,000   4,800,000               0                   0         90,000         4,449
Chairman                        1996     960,000           0               0           7,205,000        180,000         6,030
                                1995     890,000   1,300,000         231,703                   0        150,000         6,030

Gerald H. Taylor                1997     700,000   3,966,667               0                   0         65,000         6,365
Chief Executive Officer         1996     565,000           0               0           5,185,000        130,000         6,030
                                1995     525,000     800,000          76,914                   0        100,000         6,030

Timothy F. Price                1997     550,000   3,600,000               0                   0         57,500         6,365
President and Chief             1996     460,000     150,000               0           3,352,500        115,000         6,030
Operating Officer               1995     400,000     600,000          28,607             597,500        115,000       136,849


Michael J. Rowny                1997     350,000   1,850,000         908,375                   0         40,000        13,074
Executive Vice President        1996     310,000           0               0           1,072,500         80,000        11,679
                                1995     270,000     300,000               0             597,500         70,000         8,788


Douglas L. Maine                1997     330,000   1,775,000                0                  0         40,000         6,123
Executive Vice President        1996     290,000           0                0            895,500         70,000         4,123
and Chief Financial Officer     1995     260,000     265,000           26,077            478,000         70,000         6,030



===================================================================================================================================


(1) The amounts listed as paid in this column do not include the amount of bonus (otherwise payable currently in cash) invested at the election of the executive in incentive stock units ("ISUs"). Such amount are reported under the Restricted Stock Awards column. The 1997 bonus consists of the following (a) 1997 Incentive Award and (b) an award made from a cash retention award pool established in connection with the MCI/WorldCom Merger to provide retention incentive for MCI senior executives. One third of the retention incentive was paid December 1, 1997. The applicable incentive amounts for each executive are: Mr. Roberts (a) $1,300,000 and (b) $3,500,000; Mr. Taylor (a) $800,000 and (b) $3,166,667; Mr. Price (a)
     $600,000 and (b) $3,000,000; Mr. Rowny (a) $350,000 and (b) $1,500,000; and
     Mr. Maine (a) $275,000 and (b) $1,500,000.

(2) Represents the annuity premium and taxes paid on behalf of the executive as the result of the purchase of an annuity to discharge the Supplemental Pension Plan's obligation to the executive. These amounts reduce dollar for dollar the actual amount of pension to be paid to the executive upon retirement. The 1997 amount for Mr. Rowny includes relocation costs and related taxes of $893,698 for Mr. Rowny's relocation to and return from the United Kingdom.

(3) No restricted shares or ISUs were awarded in 1997 to the named executives. No bonus was deferred into ISUs. As of December 31, 1997, executives held the following restricted shares and non vested ISUs, valued based on the market price on December 31, 1997 as follows: Mr. Roberts, 255,736 restricted shares, 44,167 ISUs, valued at $12,814,024; Mr. Taylor, 229,641 ISUs, valued at $9,831,505; Mr. Price, 154,138 ISUs, valued at $6,599,033;
     Mr. Rowny, 76,940 ISUs, valued at $3,293,993; and Mr. Maine, 52,573 ISUs, valued at $2,250,782.

(4) Stock options, restricted stock awards and ISUs granted on or before November 9, 1997, which are outstanding on the merger date, will fully vest upon the close of the MCI/WorldCom merger.

(5) Consists of the following: (a) contributions by the Company to the executives' accounts under the MCI ESOP and 401(k); and for Mr. Rowny (b) premiums paid by the Company for executive life insurance during the year. The values of the applicable components for each executive officer are: Mr. Roberts (a) $4,449; Mr. Taylor (a) $6,365; Mr. Price (a) $6,365; Mr. Rowny
     (a) $6,285 and (b) $6,789; and Mr. Maine (a) $6,123.

PAGE 27

                                                 OPTION GRANTS IN LAST FISCAL YEAR(1)





                       Number of     % of Total                               Potential Realizable Value at Assumed Annual Rates
                        Securities    Options                                   of Stock Price Appreciation for Option Term(2)
                       Underlying     Granted       Exercise
                         Options        to           or Base
                         Granted     Employees in     Price      Expiration
Name                     (#)(3)       Fiscal Year   ($/Sh)(4)      Date(5)    0% ($)(6)       5% ($)              10% ($)
----------------------  ----------   ------------  ------------- ------------ --------- ---------------- -----------------------

Bert C. Roberts, Jr.      90,000         0.688%       36.25        2/05/07      0              2,052,000               5,199,300

Gerald H. Taylor          65,000         0.497%       36.25        2/05/07      0              1,482,000               3,755,050

Timothy F. Price          57,500         0.440%       36.25        2/05/07      0              1,311,000               3,321,775

Michael J. Rowny          40,000         0.306%       36.25        2/05/07      0                912,000               2,310,800

Douglas L. Maine          40,000         0.306%       36.25        2/05/07      0                912,000               2,310,800

-----------------------------------------------------------------------------------------------------------------------------------
All Optionees(7)       13,079,895      100.00%       $36.2663       various     0            298,008,931             755,412,859

All Stockholders          N/A             N/A          N/A             N/A      0         19,039,520,388(8)       48,248,417,881(8)
===================================================================================================================================


(1) The Company did not grant any stock appreciation rights during the last or any prior fiscal year.

(2) The potential realizable value uses the hypothetical rates specified by the SEC and is not intended to forecast future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for this valuation as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. In fact, the Company disavows the ability of this or any other valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on the options because all models depend on assumptions about the stock's future price movement, which is simply unknown. The value indicated is a net amount, as the aggregate exercise price has been deducted from the final appreciated value. An annual appreciation of 5% and 10% from the exercise price of $36.25 would result in per share prices of approximately $59.05 and $94.02, respectively, as of February 5, 2007.

(3) Grants become exercisable to the extent of one-third of the shares covered thereby on each of the first, second and third anniversary of the grant. Vesting may be accelerated upon a reorganization event or upon a tender offer for 30% or more of the Company's voting stock by a third party in accordance with plan provisions. Pursuant to the Merger Agreement, options granted prior to November 9, 1997 become fully vested and exercisable upon the closing of the Merger.

(4) The exercise price of the options is equal to the fair market value of the underlying stock on the date of grant.

(5)  All options granted in 1997 expire ten years from the date of grant.

(6) Unless the stock price increases, which will benefit all stockholders commensurately, an optionee will realize no gain.

(7) Options were granted to 8,202 employees in 1997. The potential realizable value uses a 10-year option term and base price of $36.2663.

(8) Values were calculated using the total shares outstanding (including Class A Common Stock) as of December 31, 1997 (707,066,025 shares) and using a base price of $42.8125. Appreciation of 5% and 10% would result in per share prices of approximately $69.74 and $111.05, respectively, at December 31, 2007. The values set forth in the table do not reflect the effects of the merger.

PAGE 28

                                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                                     AND FY-END OPTION VALUES

                                                                    Number of Securities         Value of Unexercised In-the-Money
                                                                    Underlying Unexercised          Options at FY-End ($)(1)
                                                                     Options at FY-End (#)
Name                    Shares Acquired on      Value Realized ($)   Exercisable/Unexercisable      Exercisable/Unexercisable
                           Exercise (#)
-----------------------------------------------------------------------------------------------------------------------------------

Bert C. Roberts, Jr.         560,000             16,401,496            658,400/261,600               13,286,175/3,472,575

Gerald H. Taylor                   0                      0            563,070/186,100               13,251,186/2,438,731

Timothy F. Price             237,470              4,272,415              6,800/173,650                  162,775/2,377,841

Michael J. Rowny                   0                      0            152,600/117,400                3,082,063/1,571,063

Douglas L. Maine                   0                      0            363,300/110,700                8,841,244/1,480,194

===================================================================================================================================


(1) Options are "in-the-money" if, on December 31, 1997, the market price of the Common Stock ($42.8125) exceeded the exercise price of such options. All options, on December 31, 1997, were "in-the-money". The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on December 31, 1997 and the aggregate exercise price of such options.

PAGE 29


             Long-Term Incentive Plans -- Awards in Last Fiscal Year


          (a)                        (b)                      (c)
                                  Number of               Performances or
                                Shares, Units            Other Period Until
                                  or Other                 Maturation or
Name                            Rights($)(1)                 Payout(2)
-------------------------------------------------------------------------------
Bert C. Roberts, Jr.            7,000,000               12/1/98;12/1/99

Gerald H. Taylor                6,333,333               12/1/98;12/1/99

Timothy F. Price                6,000,000               12/1/98;12/1/99

Michael J. Rowny                3,000,000               12/1/98;12/1/99

Douglas L. Maine                3,000,000               12/1/98;12/1/99

===============================================================================


(1) Represents the dollar amount of the retention incentive award granted but not yet paid to each named executive by the board of directors on December 1, 1997.

(2) The retention incentive awards will be paid over three years. One-third was received by the executive on December 1, 1997; and one-third will be paid on each of December 1, 1998 and December 1, 1999. Any amounts remaining unpaid at the merger date will be paid to the executive upon the closing of the Merger.

Pension Plans

      MCI sponsors a tax-qualified defined benefit plan ("Qualified Plan") and a supplemental nonqualified defined benefit plan ("Supplemental Plan" and, together with the Qualified Plan, the "Pension Plans"). The Qualified Plan covers all employees of MCI, including executive officers, who work at least 1,000 hours in a year. The Supplemental Plan covers only MCI's key executives, including the executive officers, who work at least 1,000 hours in a year. No employee contributions are required for participation in the Pension Plans. Retirement benefits are based upon the employee's compensation during the employee's employment with MCI or a participating subsidiary.

         Compensation used to calculate benefits includes bonuses (including bonuses invested in ISUs) but does not include compensation related to fringe benefits, stock options or restricted stock. During 1997, compensation for the purposes of calculating pension benefits for the Qualified Plan was limited by section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), to $160,000. The Supplemental Plan pays the incremental benefit attributable to that part of the employee's compensation which exceeds the Code limitation in any plan year.

         Employees are fully vested upon the earlier of five years of service or upon reaching age 65 while employed by MCI or a participating subsidiary. There is no partial vesting. Normal retirement age is 65, but an employee may elect to receive an actuarially-reduced pension at or after age 55 with five years of service with MCI or a participating subsidiary. In addition, the Supplemental Plan permits MCI to grant additional service and additional pension amounts to selected employees.

         For employees employed after January 1, 1989, the Pension Plans provide a normal retirement benefit for each year of credited service equal to 1% of the compensation earned by the employee during that year up to the Social Security "covered compensation" level plus an additional 1.5% of compensation earned over that level. However, employees employed on or before January 1, 1993 were credited with an updated past service benefit which provides a benefit of 1% of the employee's average annual compensation (for the years 1990, 1991 and 1992) up to $21,000 and 1.5% of such compensation over $21,000 for such years multiplied by the employee's service through December 31, 1992. For employees employed on or after January 1, 1994, the Pension Plans provide a future service benefit for each subsequent year of credited service equal to a flat 1.8% of the employee's eligible compensation. Effective January 1, 1996, MCI adopted a Part II to the Qualified Plan ("Part II") which changed the manner in which pension benefits will be determined. Part II is a defined benefit pension plan. Under
Part II an initial account balance has been established for each participant equal to the actuarial equivalent of the participant's prior accruals under the Qualified Plan. Participants employed on or after

January 1, 1996 receive compensation credits and interest credits to their accounts. Compensation credits are a designated percent of pay, based on the participant's age, according to the following schedule: employees younger than age 25, 2.0%; age 25-29, 2.5%; age 30-34, 3.0%; age 35-39, 4.0%; age 40-44,
5.0%; age 45-54, 6.0%; and age 55 or older, 6.5%. Part II guarantees a minimum interest credit of 4% per year on the prior year's account balance. For 1997, the guaranteed interest credit is 6.09%. Part II Participants who were age 50 or older with 5 years of service as of December 31, 1995 will accrue a pension benefit equal to the greater of benefits calculated under Part I or Part II until the Plan year ended December 31, 2000 for each year they are employed by MCI.

       Benefits payable from tax qualified plans are further limited by section 415 of the Code; in 1997, the annual maximum benefit from the Qualified Plan was limited to $125,000. When the pension formula would result in an executive receiving a benefit above the applicable limit, the Supplemental Plan assumes an obligation to pay the incremental portion above such limit.

         As of December 31, 1997, Messrs. Roberts, Taylor, Price, Rowny and Maine, upon normal retirement, would be entitled to annual retirement benefits from the Pension Plans of approximately $648,394; $310,662; $272,964; $128,668 and $149,451, respectively. Mr. Rowny will not vest under the plans until June 1998. Should Mr. Rowny leave MCI before he vests, he will receive no pension benefit from MCI.

Compensation of Directors

         During 1997, directors of MCI who were not officers were entitled to receive a retainer of $2,250 per month and an additional $1,500 for each meeting of the board of directors which they attended and for each meeting of the Audit or Compensation Committee they attended that was not held on the day or the day preceding the day on which a meeting of the board of directors was held. In addition, the Chairman of each of the Audit and Compensation Committees received an additional retainer of $300 per month, and each member of the Audit and Compensation Committees who attended an Audit or Compensation Committee meeting on the day or the day preceding the day on which a board of directors meeting was held was paid an additional $700 for each such meeting attended. Directors also were reimbursed for actual out-of-pocket travel expenses incurred in connection with attendance at board and/or committee meetings.

Employment Contracts

     In November 1996, MCI entered into employment contracts with Messrs. Roberts, Taylor, Price, Rowny and Maine. The summary description of the employment contracts on pages 63 through 65 of MCI's Proxy Statement for the Special Meeting of Stockholders dated January 22, 1998 is incorporated into this Annual Report on Form 10-K by reference.

Compensation Committee Interlocks and Insider Participation

         During 1997, no member of the Compensation Committee of MCI's board of directors was a current or former officer or employee of MCI or any of its subsidiaries. No executive officer of MCI serves as a member of a compensation committee of another entity, one of whose executive officers is a director of MCI.


MCI COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
-----------------------------------------------------------

MCI Executive Compensation Policies and Objectives
--------------------------------------------------

         The Compensation Committee of MCI's board of directors (the "Compensation Committee") evaluates and sets the base salary and incentive compensation for the Chairman, Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO") of MCI and administers MCI's Stock Option Plans and the Executive Incentive Compensation Plan (the "EICP"). The Compensation
Committee also establishes the target awards and performance goals for the CEO and COO under the Senior Executive Incentive Compensation Plan (the "SEICP"). The Compensation Committee reviews, but does not evaluate, determine or approve, the compensation of MCI's other executives, which is determined by the CEO and/or COO with the assistance of MCI's human resources staff.

       The Compensation Committee consists solely of non-employee directors who are not eligible to participate in the compensation plans which they administer.

         The Compensation Committee's executive compensation objectives are (1) to ensure competitive levels of compensation that enable MCI to attract, retain and motivate executives of outstanding ability and character to lead MCI successfully in its highly competitive industry characterized by rapid technological change, innovation and significant capital investment requirements; (2) to tie a meaningful portion of compensation to the achievement of improved long term stockholder value and other business objectives through the EICP and the SEICP; and (3) to provide stock-based long term incentives that directly link the compensation of executives to appreciation in the Common Stock. The Compensation Committee accomplishes these objectives by periodically reviewing surveys of executive compensation, by establishing an annual EICP and by setting performance levels and target awards under the SEICP. Through annual grants of options, incentive stock units and, at times, awards of restricted stock, the Compensation Committee strives to align the financial interests of the executives with those of MCI's stockholders.

MCI Executive Officer Compensation and MCI Performance
------------------------------------------------------

         MCI has standard salary ranges for all executive positions below the level of Chairman, CEO and COO. These salary ranges are developed by MCI's human resources staff from surveys conducted by compensation consultants using competitive market data from similarly sized companies in the telecommunications industry, as well as other industries. This group of companies includes all companies that comprise MCI's peer group used in constructing MCI's performance graph. (See the section of this Form 10-K entitled, "Five-Year Performance Comparison," below.) Salary range midpoints are targeted to be at approximately the median of the survey data for companies of similar size and complexity. An executive's salary within these salary ranges depends upon the executive's experience and capabilities, the executive's unique talents and strengths and the executive's contribution to MCI. The CEO, the COO or another senior executive responsible for the business unit annually reviews the salary and performance of executives in the business unit. In this review, individual contribution, attainment of individual and business unit performance objectives and level within the salary range are considered; however, there is no specific weight given to each criterion.

       The purpose of the EICP is to encourage consistent growth in stockholder value by creating a motivational environment in which compensation is contingent upon the performance of MCI; the business unit, where applicable; and the individual. All executive officers participate in the EICP.

         At the beginning of MCI's 1997 fiscal year, the Compensation Committee approved a 1997 EICP. Target awards were designed to provide a level of total cash compensation, including salary, between the 50th and 75th percentiles for similar companies, including those in MCI's peer group, if performance goals were achieved. The Compensation Committee set overall financial performance goals for the executives covered by the plan. In addition, in order to tie the executive's incentive award more closely to such executive's performance objectives for the year, the EICP provided the business units with discretion in determining individual performance measurements and resulting awards for each executive. Prior to the end of the first quarter of 1997, the senior management of the business units established the individual performance criteria for the executives in their respective business units. The performance criteria were based on each executive's individual performance objectives, and, as appropriate, business unit's objectives. The performance criteria for the senior management of the business units were established by the COO and CEO and were based on MCI's business plan with consideration for business unit performance and individual contribution.

         In 1996, the Compensation Committee recommended, MCI's board of directors adopted and MCI stockholders approved the SEICP. The SEICP was designed to allow compensation awarded under it to qualify as performance based compensation meeting the requirements of section 162(m) of the Internal Revenue Code of 1986, as amended. The SEICP entitles MCI to deduct for tax purposes amounts awarded under the SEICP that would not otherwise be deductible for tax purposes.

         Under the SEICP, the Compensation Committee sets financial performance goals based on factors specified in the plan, and sets ranges of awards to be granted if performance goals are met, subject to the SEICP's maximum award limits. In 1997, the Compensation Committee set goals for the Chairman, CEO and the COO using the SEICP factors.

       MCI has a long history of encouraging employee ownership of MCI's Common Stock. In the belief that employees who have a proprietary interest in MCI will focus on its long term success and on building stockholder wealth, the Compensation Committee uses MCI's Stock Option Plan as a basis to create a foundation for the long-term growth of MCI and increased stockholder value by providing executives and key employees with an opportunity to obtain and build a meaningful stake in MCI's future. At the beginning of each fiscal year, the Compensation Committee grants stock options to executives and key employees who are recommended by management as being in a position to contribute to MCI's profitability. Option awards are intended to encourage contribution to profitability over a longer term than the EICP. Therefore, options become exercisable based on continued employment with MCI and generally remain exercisable for a period of ten years. To provide the desired level of potential stock ownership, the number of stock options granted to Company executives is targeted to be above average in comparison to executives in similar companies, including those in MCI's peer group. The number of options granted to a particular executive is based on the grade level of the executive and management's assessment of the executive's performance and contribution. Stock options have been granted to key employees at all levels of MCI's management. The ultimate value of the options, if any, depends on the extent to which MCI's Common Stock appreciates in market value.

         The Stock Option Plan allows the Compensation Committee to award incentive stock units. Incentive stock units are an unfunded promise to deliver shares of stock in the future. Incentive stock units are awarded to executives under the terms of a program called the Executive Stock Award Program (the "ESA"). Under the ESA, cash target awards are set for each executive salary range and awards determined based on the same performance criteria as the EICP. Cash awards are converted to incentive stock units by dividing the cash award amount by the MCI Common Stock price on the date awards are determined. Incentive stock units granted under the ESA vest ratably over a three year period.

         MCI's Executive Deferred Compensation Plan permits executives to defer all or a portion of their cash bonus into incentive stock units. MCI matches the executive's deferral with an additional grant of one incentive stock unit for each four incentive stock units voluntarily purchased with the executive's bonus. The incentive stock units used to match the voluntary purchase vest ratably over a three year period. The Compensation Committee believes that the use of incentive stock units fosters the same goals as the grant of stock options with the added benefit of providing more flexibility on timing of recognition of income related to such instruments as well as promoting continued investment in MCI Common Stock.

Other Executive Compensation Plans
----------------------------------

         MCI sponsors other employee benefit plans for both executives and non-management employees. In addition to the Supplemental Retirement Plan relating to executive retirement benefits, MCI has an executive life insurance program for executives. The Compensation Committee neither administers nor makes any determinations with respect to any such plan or program, with the exception of MCI's 1990 Employee Stock Purchase Plan.

Compensation of MCI's Chairman, Chief Executive Officer and Chief Operating
---------------------------------------------------------------------------
Officer and Company Performance
-------------------------------

         The Chairman, Bert C. Roberts, Jr.; the CEO, Gerald H. Taylor; and the President and COO, Timothy F. Price participate in the SEICP. In the first ninety days of 1997, the Compensation Committee set performance goals and target awards for these top three officers using the SEICP guidelines. The Compensation Committee also established their 1997 salaries.

         The Compensation Committee conducts an annual evaluation of the competitiveness of Messrs. Roberts', Taylor's and Price's total compensation relative to the compensation of the Chairmen, CEOs and COOs of other similar-sized companies in the telecommunications industry as well as in other industries. The Compensation Committee considers compensation data available for the companies in MCI's peer group, as well as data available from other similar-sized companies not in the peer group because it considers the market for Messrs. Roberts', Taylor's and Price's skills and strengths much broader than the telecommunications industry. As part of this evaluation, the Compensation Committee annually requests a market analysis of compensation levels by a nationally-known compensation consulting firm. The compensation consulting firm also furnishes other information to the Compensation Committee as requested or needed. Salaries are targeted to be approximately at the median of salaries of top executives of companies of similar size, complexity and performance. Based on a review of corporate performance relative to MCI's business plan, Messrs. Roberts', Taylor's and Price's individual performance, information supplied by the consultant, the expected challenges for Messrs. Roberts, Taylor and Price in the coming year and other factors that the Compensation

Committee in its discretion may deem relevant at that time, the Compensation Committee establishes the salaries for the new fiscal year.

         Under the SEICP, the Compensation Committee develops the performance goals for determining Messrs. Roberts', Taylor's and Price's annual incentive award using one or more of the measurable financial criteria required by the Plan, i.e., revenue; operating income; earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA"); return on equity; return on assets; and economic value added. In 1997, the Compensation Committee set financial targets for net revenue and earnings before taxes and noted that because of the proposed merger with British Telecommunications plc, there might be a need to adjust the results for extraordinary items. The financial targets were weighted equally in determining whether the financial goals were met and applied to each of the Chairman, CEO and COO, but were weighted differently for their total award when compared to their qualitative objectives. The qualitative performance goals adopted for the Chairman, CEO and COO were: 1) achievement of certain strategic goals in the local telecommunications market; 2) completion of the merger with British Telecommunications plc with emphasis on achieving a stock price above that estimated on the announcement of the transaction; 3) shifting certain revenue from minutes based revenue to services based revenue; and 4) maintenance of strong organizational capabilities, despite increasing competitive pressures for management talent. In addition to these qualitative performance goals, Mr. Price had two additional goals: 1) to maintain product and market leadership in integrated services, virtual data services and Internet services and to develop momentum in "new to MCI" or emerging markets and 2) to develop MCI's management team to improve diversity of skill sets, to provide greater flexibility as MCI enters new markets and to creatively sustain MCI's management team despite aggressive recruitment by other companies.

         Additionally, the Compensation Committee established minimum levels of Company performance below which no performance award would be made and maximum levels above which the executives would not earn additional amounts.

         In February 1998, the Committee met to evaluate the performance of the top three executives. It recognized 1997 had been an unusual year and that the executives performance should be viewed against the background of the difficulties the Company experienced in being able to enter the local market profitably, the uncertainty arising from the renegotiation of the merger agreement with BT, the unsolicited acquisition offers from WorldCom and GTE and the execution of the WorldCom merger agreement and termination of the BT merger agreement and the impact of these events on the employees and customers. It reviewed the Company's performance against the previously established financial goals, appropriately adjusted to reflect special items, and noted the role the executives had played in retaining and motivating the Company's key employees and in maintaining the

Company's momentum during this period of uncertainty. It further recognized the benefit to the Company and its stockholders of the merger agreement with WorldCom. As a result, the Compensation Committee awarded an incentive award of $1.3 million to Mr. Roberts, $800,000 to Mr. Taylor, and $600,000 to Mr. Price.

         In preparation for making any decision regarding the grant of stock options and/or restricted stock, the Compensation Committee evaluated Messrs. Roberts', Taylor's and Price's performance relative to the guidelines described above, MCI's achievements during the year (discussed above), the awards made to them in prior years, their differing yet critical leadership roles in MCI's future success and noted the degree to which other companies have linked their Chairman's, CEO's and COO's long term compensation to stockholder return. The Compensation Committee also used subjective criteria it deemed relevant in its reasonable business discretion, such as its opinions about the business environment and the particular challenges for MCI as well as the potential market for Messrs. Roberts', Taylor's and Price's services. In addition, the Compensation Committee considers awards under the Stock Option Plan as a means to align the financial interest of the Chairman, the CEO and the COO with that of MCI's stockholders.

Richard M. Jones
Gordon S. Macklin
Richard B. Sayford
Judith Whittaker
Members of the Compensation Committee


Five-Year Performance Comparison

         Set forth below is a graphical presentation comparing MCI's cumulative, five-year stockholder returns on an indexed basis with the Standard & Poor's 500 Stock Index and an index of peer companies selected by MCI. MCI has selected a peer group generally consisting of the major providers of telecommunications services. The members of the peer group are the following: AT&T Corp., Sprint Corporation, NYNEX Corporation (merged with Bell Atlantic Corporation 9/15/97), Bell Atlantic Corporation, BellSouth Corporation, Ameritech Corporation, SBC Communications, Inc., US West, Inc., Pacific Telesis Group (acquired by SBC Communications, Inc. 5/19/97) and GTE Corporation. For the purpose of calculating the peer group average, the returns of each company have been weighted according to its stock market capitalization. The measurements are indexed to a value of $100 at December 31, 1992, and assume that all dividends are reinvested.

Performance Graph

                   MCI Communications Corporation
                  Five-Year Cumulative Total Return
                   for MCI, Peer Group and S&P 500


              | 92Q4 | 93Q1 | 93Q2 | 93Q3 | 93Q4 | 94Q1 | 94Q2
              |--------|--------|--------|--------|--------|--------|--------
MCI           | $100   |$112.306|$145.24 |$139.557|$142.861|$118.208|$112.013
--------------|--------|--------|--------|--------|--------|--------|--------
S&P 500 Index | $100   |$104.367|$104.875|$107.585|$110.079|$105.905|$106.351
--------------|--------|--------|--------|--------|--------|--------|--------
Peer Group    | $100   |$110.96 |$116.674|$121.667|$113.567|$108.434|$114.673


              | 94Q3 | 94Q4 | 95Q1 | 95Q2 | 95Q3 | 95Q4 | 96Q1
              |--------|--------|--------|--------|--------|--------|--------
MCI           |$129.732| $93.146|$104.552|$111.66 |$132.277|$132.72 |$153.676
--------------|--------|--------|--------|--------|--------|--------|--------
S&P 500 Index |$111.551|$111.534|$122.393|$134.078|$144.732|$153.446|$161.682
--------------|--------|--------|--------|--------|--------|--------|--------
Peer Group    |$113.782|$108.282|$115.967|$142.381|$168.256|$183.867|$173.105


              | 96Q2 | 96Q3 | 96Q4 | 97Q1 | 97Q2 | 97Q3 | 97Q4
              |--------|--------|--------|--------|--------|--------|--------
MCI           |$130.292|$130.292|$166.335|$181.286|$194.929|$149.579|$218.125
--------------|--------|--------|--------|--------|--------|--------|--------
S&P 500 Index |$168.937|$174.159|$188.677|$193.735|$227.557|$244.603|$251.625
--------------|--------|--------|--------|--------|--------|--------|--------
Peer Group    |$180.802|$162.90 |$185.565|$183.594|$203.65 |$216.206|$265.453





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management.
----------

Security Ownership of Beneficial Holders

Class      Beneficial Owner               Beneficial Ownership     % of Class

Common            FMR Corp.                  53,466,490(1)             9.5%
 Stock            82 Devonshire Street
                  Boston, Massachusetts

Class A           British                   135,998,932 shares(2)     100%
Common            Telecommunications plc
Stock             81 Newgate Street
                  London U.K.


(1) FMR Corp. has (i) sole voting power with respect to 5,017,736 of these shares and (ii) sole dispositive power with respect to 53,466,490 of these shares.

(2) BT has sole voting and investment power with respect to all these shares.



Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------


None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
---------------------------------------------------------------------------
Form 8-K.
--------

(a)    Documents filed as a part of this report.

       (1)  Financial Statements.

           Report of Independent Accountants

           Income Statements for the years
             ended December 31, 1997, 1996
             and 1995

           Balance Sheets at December 31, 1997
             and 1996

           Statements of Cash Flows for the
             years ended December 31, 1997,
             1996 and 1995

           Statements of Stockholders' Equity
             for the years ended December 31,
             1997, 1996 and 1995

           Notes to Consolidated Financial Statements

         The Financial Statements and Notes thereto are incorporated herein by reference to Exhibit 13 of this Annual Report on Form 10-K. See Part II.

       (2)  Financial Statement Schedule.

         The following additional financial data should be read in conjunction with the Financial Statements and Notes thereto which are incorporated herein by reference to Exhibit 13. Schedules not included with this additional financial data have been omitted because they are not required or applicable or the required information is shown in the Financial Statements or Notes thereto.

          Report of Independent Accountants on
            Financial Statement Schedule

          Valuation and Qualifying Accounts (Schedule II)

         The  Report  of  Independent  Accountants  on the  Financial  Statement
Schedule is submitted as Exhibit 99(c) to this Annual Report on Form 10-K, which is incorporated herein by reference.

         The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K, which is incorporated herein by reference.

       (3) Exhibits.

        Executive compensation plans and arrangements required to be filed, and which have been filed, with the Commission pursuant to Item 14(c) of this Annual Report on Form 10-K are listed in this Annual Report on Form 10-K as Exhibits 10(a)-(u).

Exhibit
  No.                          Description
------                         -----------

2 Agreement and Plan of Merger dated November 9, 1997, among WorldCom, Inc., MCI Communications Corporation and TC Investments Corp. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K/A, filed November 14, 1997.)

3(a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

 (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Registration Statement on Form S-3, Reg. No. 33-57155.)

4(a) Indenture,  dated as of October 15, 1989,  between  registrant  and Bankers
     Trust Company. (Incorporated by reference to Exhibit 4(c) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

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

(e) Supplement No. 1, dated as of October 4, 1996, to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(f) Supplement No. 2, dated as of March 12, 1998, to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A.

(g)  Form of Senior Fixed Rate Medium-Term  Note.  (Incorporated by reference to
     Exhibit 4(a) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

(h) Form of Senior Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(b) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

(i)  Form  of  Subordinated  Fixed  Rate  Medium-Term  Note.   (Incorporated  by
     reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

(j) Form of Subordinated Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

(k) Form of 7-1/2% Senior Note due August 20, 2004. (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

(l) Form of 7-1/8% Senior Note due January 20, 2000. (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K filed January 19, 1993.)

(m) Form of 8-1/4% Senior Debenture due January 20, 2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K filed January 19, 1993.)

(n) Form of 7-3/4% Senior Debenture due March 15, 2024. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 12, 1993.)

(o) Form of 6-1/4% Senior Note due March 23, 1999. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(p) Form of 7-3/4% Senior Debenture due March 23, 2025. (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(q)  Form of 7-1/8%  Debenture due June 15, 2027.  (Incorporated by reference to
     Exhibit  4(a) of  registrant's  Current  Report on Form 8-K filed  June 21,
     1996.)

(r) Form of 6.95% Senior Note due August 15, 2006. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed August 8, 1996.)

(s) Form of Senior Floating Rate Note due March 16, 1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(t) Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed October 4, 1994.)

(u) Amendment No. 1, dated as of November 3, 1996, to Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 2 to registrant's Form 8-A/A filed November 20, 1996.)

(v) Amendment No. 2, dated as of August 20, 1997, to Rights Agreement, dated as of September 30, 1994 and amended, between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent. (Incorporated by reference to
     Exhibit 4 to registrant's Form 8-A/A filed November 20, 1997.)

(w) Amendment No. 3, dated as of November 9, 1997, to Rights Agreement, dated as of September 30, 1994 and amended, between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent. (Incorporated by reference to Exhibit 5 to registrant's Form 8-A/A filed November 20, 1997.)

(x) Junior Subordinated Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.01 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

(y)  Form  of  Amended  and  Restated  Trust  Agreement  among  registrant,   as
     Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. (Incorporated by reference to Exhibit 4.10 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

(z)  Form  of  Guarantee  Agreement  between  registrant,   as  Guarantor,   and
     Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit
     4.12 of registrant's Registration Statement on Form S-3, Registration No. 333- 02593.)

(aa) Form of Supplemental Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

10(a)1979  Stock   Option  Plan  of   registrant,   as  amended  and   restated.
     (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

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

(e)  Amendment  No.  1 to MCI  Communications  Corporation  Executive  Incentive
     Compensation Plan. (Incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(i) Amendment No. 2 to 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(j) Amendment No. 3 to 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(j) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(k) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy Statement for its 1989 Annual Meeting of Stockholders.)

(l) Amendment No. 1 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(l) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(m) Amendment No. 2 to the Stock Option Plan of registrant. (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

(n) Amendment No. 3 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(n) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(o) Amendment No. 4 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(o) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(p) Amendment No. 5 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(p) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(s) Amendment No. 1 to the Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Exhibit 10(s) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(t) Executive Severance Policy. (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

(u) Form of employment agreement, effective as of November 2, 1996, between MCI and certain executive officers of MCI. (Incorporated by reference to Exhibit 10(u) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(z) $4,000,000,000 Revolving Credit Agreement, dated as of April 30, 1997, among the registrant, Bank of America National Trust and Savings Association, as agent, and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10(a) of registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

(aa) Agreement, dated as of November 9, 1997, among British Telecommunications plc, MCI Communications Corporation and WorldCom, Inc. (Incorporated by reference to Exhibit 10 of registrant's Current Report on Form 8-K filed on November 12, 1997.)

12   Computation of Ratio of Earnings to Fixed Charges.

13 Certain portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated by reference into this Annual Report on Form 10-K.

21   Significant Subsidiaries of MCI Communications Corporation.

23   Consent of Independent Accountants.

27(a) Financial Data Schedule - December 31, 1997.

  (b) Financial Data Schedule - December 31, 1996.

  (c) Financial Data Schedule - December 31, 1995.

99(a) Valuation and Qualifying Accounts (Schedule II).

(b)  Capitalization Schedule.

(c)  Accountant's Report on Financial Statement Schedule.

(b)    Reports on Form 8-K.

           (i) Current Report on Form 8-K filed on November 12, 1997 reporting on Items 5 and 7.

           (ii) Amendment to Current Report on Form 8-K filed on November 14, 1997 reporting on Item 7.

(c)    Exhibits.

        See Item 14(a)(3) of this Annual Report on Form 10-K.

(d)    Financial Statement Schedule.

        See Items 14(a)(2) and 14(a)(3) of this Annual Report on Form 10-K.




                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MCI COMMUNICATIONS CORPORATION

                                  /s/ Bert C. Roberts, Jr.
Dated:  March 31, 1998       By:  --------------------------
                                      Bert C. Roberts, Jr.
                                      Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1998 on behalf of the registrant and in the capacities indicated.

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


/s/ Judith Areen
------------------------------       Director
Judith Areen

/s/ Michael H. Bader
-----------------------------        Director
Michael H. Bader



-----------------------------        Director
Sir Peter L. Bonfield




-----------------------------        Director
Robert P. Brace


/s/ Richard M. Jones
-----------------------------        Director
Richard M. Jones


/s/ Gordon S. Macklin
-----------------------------        Director
Gordon S. Macklin



/s/ Richard B. Sayford
-----------------------------        Director
Richard B. Sayford


/s/ Judith Whittaker
-----------------------------        Director
Judith Whittaker


/s/ John R. Worthington
-----------------------------        Director
John R. Worthington

                                  Exhibit Index
                                 ---------------

Exhibit
  No.                          Description
------                         -----------

2 Agreement and Plan of Merger dated November 9, 1997, among WorldCom, Inc., MCI Communications Corporation and TC Investments Corp. (Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K/A, filed November 14, 1997.)

3(a) Restated Certificate of Incorporation of MCI Communications Corporation filed on March 28, 1995. (Incorporated by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

 (b) By-laws of registrant, as amended. (Incorporated by reference to Exhibit 3(ii) to registrant's Registration Statement on Form S-3, Reg. No. 33-57155.)

4(a) Indenture,  dated as of October 15, 1989,  between  registrant  and Bankers
     Trust Company. (Incorporated by reference to Exhibit 4(c) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

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

(e) Supplement No. 1, dated as of October 4, 1996, to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A. (Incorporated by reference to Exhibit 4(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(f) Supplement No. 2, dated as of March 12, 1998, to the Indenture, dated as of February 17, 1995, between MCI and Citibank, N.A.

(g)  Form of Senior Fixed Rate Medium-Term  Note.  (Incorporated by reference to
     Exhibit 4(a) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

(h) Form of Senior Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(b) to Registrant's Current Report on Form 8-K, filed October 7, 1996.)

(i)  Form  of  Subordinated  Fixed  Rate  Medium-Term  Note.   (Incorporated  by
     reference to Exhibit 4(g) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

(j) Form of Subordinated Floating Rate Medium-Term Note. (Incorporated by reference to Exhibit 4(i) to registrant's Registration Statement on Form S-3, Reg. No. 33-31600.)

(k) Form of 7-1/2% Senior Note due August 20, 2004. (Incorporated by reference to Exhibit 4 of registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1992.)

(l) Form of 7-1/8% Senior Note due January 20, 2000. (Incorporated by reference to Exhibit 1(b) of registrant's Current Report on Form 8-K filed January 19, 1993.)

(m) Form of 8-1/4% Senior Debenture due January 20, 2023. (Incorporated by reference to Exhibit 1(c) of registrant's Current Report on Form 8-K filed January 19, 1993.)

(n) Form of 7-3/4% Senior Debenture due March 15, 2024. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 12, 1993.)

(o) Form of 6-1/4% Senior Note due March 23, 1999. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(p) Form of 7-3/4% Senior Debenture due March 23, 2025. (Incorporated by reference to Exhibit 4(b) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(q)  Form of 7-1/8%  Debenture due June 15, 2027.  (Incorporated by reference to
     Exhibit  4(a) of  registrant's  Current  Report on Form 8-K filed  June 21,
     1996.)

(r) Form of 6.95% Senior Note due August 15, 2006. (Incorporated by reference to Exhibit 4(a) of registrant's Current Report on Form 8-K filed August 8, 1996.)

(s) Form of Senior Floating Rate Note due March 16, 1999. (Incorporated by reference to Exhibit 4(c) of registrant's Current Report on Form 8-K filed March 15, 1994.)

(t) Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 4(a) to registrant's Current Report on Form 8-K filed October 4, 1994.)

(u) Amendment No. 1, dated as of November 3, 1996, to Rights Agreement, dated as of September 30, 1994, between the registrant and Mellon Bank, N.A. (Incorporated by reference to Exhibit 2 to registrant's Form 8-A/A filed November 20, 1996.)

(v) Amendment No. 2, dated as of August 20, 1997, to Rights Agreement, dated as of September 30, 1994 and amended, between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent. (Incorporated by reference to
     Exhibit 4 to registrant's Form 8-A/A filed November 20, 1997.)

(w) Amendment No. 3, dated as of November 9, 1997, to Rights Agreement, dated as of September 30, 1994 and amended, between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent. (Incorporated by reference to Exhibit 5 to registrant's Form 8-A/A filed November 20, 1997.)

(x) Junior Subordinated Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.01 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

(y)  Form  of  Amended  and  Restated  Trust  Agreement  among  registrant,   as
     Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. (Incorporated by reference to Exhibit 4.10 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

(z)  Form  of  Guarantee  Agreement  between  registrant,   as  Guarantor,   and
     Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit
     4.12 of registrant's Registration Statement on Form S-3, Registration No. 333- 02593.)

(aa) Form of Supplemental Indenture between registrant and Wilmington Trust Company, as Debenture Trustee. (Incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3, Registration No. 333-02593.)

10(a)1979  Stock   Option  Plan  of   registrant,   as  amended  and   restated.
     (Incorporated by reference to Exhibit 10(a) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

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

(e)  Amendment  No.  1 to MCI  Communications  Corporation  Executive  Incentive
     Compensation Plan. (Incorporated by reference to Exhibit 10(e) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(i) Amendment No. 2 to 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(j) Amendment No. 3 to 1988 Directors' Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(j) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(k) Stock Option Plan of registrant. (Incorporated by reference to Exhibit C to registrant's Proxy Statement for its 1989 Annual Meeting of Stockholders.)

(l) Amendment No. 1 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(l) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(m) Amendment No. 2 to the Stock Option Plan of registrant. (Incorporated by reference to Appendix B to registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.)

(n) Amendment No. 3 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(n) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(o) Amendment No. 4 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(o) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(p) Amendment No. 5 to the Stock Option Plan of registrant. (Incorporated by reference to Exhibit 10(p) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(s) Amendment No. 1 to the Senior Executive Incentive Compensation Plan of registrant. (Incorporated by reference to Exhibit 10(s) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

(t) Executive Severance Policy. (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

(u) Form of employment agreement, effective as of November 2, 1996, between MCI and certain executive officers of MCI. (Incorporated by reference to Exhibit 10(u) to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

(z) $4,000,000,000 Revolving Credit Agreement, dated as of April 30, 1997, among the registrant, Bank of America National Trust and Savings Association, as agent, and the several financial institutions parties thereto. (Incorporated by reference to Exhibit 10(a) of registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

(aa) Agreement, dated as of November 9, 1997, among British Telecommunications plc, MCI Communications Corporation and WorldCom, Inc. (Incorporated by reference to Exhibit 10 of registrant's Current Report on Form 8-K filed on November 12, 1997.)

12   Computation of Ratio of Earnings to Fixed Charges.

13 Certain portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated by reference into this Annual Report on Form 10-K.

21   Significant Subsidiaries of MCI Communications Corporation.

23   Consent of Independent Accountants.

27(a) Financial Data Schedule - December 31, 1997.

  (b) Financial Data Schedule - December 31, 1996.

  (c) Financial Data Schedule - December 31, 1995.

99(a) Valuation and Qualifying Accounts (Schedule II).

(b)  Capitalization Schedule.

(c)  Accountant's Report on Financial Statement Schedule.