Form 10-Q
period 1998-03-31
MCI COMMUNICATIONS CORP
filed 1998-05-15
CIK 64079

UNITED STATES
        SECURITIES AND EXCHANGE  COMMISSION
             Washington,  D.C. 20549
                   FORM 10-Q
                   (Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the  quarterly  period  ended March 31,  1998

                            or

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

                  Yes X           No

As of March 31, 1998, the registrant had outstanding 135,998,932 shares of Class A common stock and 588,383,449 shares of common stock.

        PAGE: 3 MCI COMMUNICATIONS  CORPORATION AND SUBSIDIARIES
FORM 10-Q
For The Quarter Ended March 31, 1998

INDEX

                                                                                                                          Page No.


                                                                                                                           --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three months ended
            March 31, 1998 and 1997                                                                                                3

            Balance Sheets as of March 31, 1998 and December 31, 1997                                                            4-5

            Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997                                                                                                6

            Statement of Stockholders' Equity for the three months
            ended March 31, 1998                                                                                                   7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                                                                          8-13

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                 14-20

        ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                       21

PART II:  OTHER INFORMATION

        ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                                                22
        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                                                 23


SIGNATURE                                                                                                                         24

EXHIBIT INDEX                                                                                                                     25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                     INCOME STATEMENTS
                                          (In millions, except per share amounts)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               ----------------------
                                                                                             1998                      1997
REVENUE                                                                                    $5,288                    $4,883
                                                                                           ------                    ------
OPERATING EXPENSES
  Cost of services                                                                          2,883                     2,525
  Sales, operations and general                                                             1,504                     1,319
  Depreciation                                                                                690                       453
                                                                                           ------                    ------
TOTAL OPERATING EXPENSES                                                                    5,077                     4,297
                                                                                           ------                    ------
INCOME FROM OPERATIONS                                                                        211                       586

Interest expense                                                                              (52)                      (58)
Interest income                                                                                 4                         6
Equity in income (losses) of
  affiliated companies                                                                        (24)                      (37)
Other income (expense), net                                                                    39                        (3)
                                                                                           ------                    ------
INCOME BEFORE INCOME TAXES and
TRUST DISTRIBUTIONS                                                                           178                       494

Income tax provision                                                                           62                       184

Distributions on subsidiary Trust mandatorily
   redeemable preferred securities                                                             15                        15
                                                                                           ------                    ------
NET INCOME                                                                                 $  101                    $  295
                                                                                           ======                    ======
BASIC EARNINGS PER COMMON SHARE                                                            $  .14                    $  .43
DILUTED EARNINGS PER COMMON SHARE                                                          $  .14                    $  .42

Weighted average number of common shares                                                      715                       685
Weighted average number of common shares
  assuming dilution                                                                           732                       701

See accompanying Notes to Interim Condensed Consolidated Financial Statements.




                                      MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                      BALANCE SHEETS
                                                       (In millions)

                                                                                                 March 31,             December 31,
                                                                                                   1998                      1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                        $   208                   $   261
  Receivables, net of allowance for
    uncollectibles of $399 and $372 million                                                          3,872                     3,576
  Other assets                                                                                       1,048                     1,423
                                                                                                   -------                   -------
   TOTAL CURRENT ASSETS                                                                              5,128                     5,260
                                                                                                   -------                   -------

PROPERTY AND EQUIPMENT, net                                                                         13,944                    13,868

OTHER ASSETS
Investment in affiliates                                                                               649                       653
Investment in DBS                                                                                    1,052                     1,043
Investment in News Corp.                                                                             1,350                     1,350
Other assets and deferred charges, net                                                               1,015                       991
Goodwill, net                                                                                        2,327                     2,345
                                                                                                   -------                   -------
   TOTAL OTHER ASSETS                                                                                6,393                     6,382
                                                                                                   -------                   -------
   TOTAL ASSETS                                                                                    $25,465                   $25,510
                                                                                                   =======                   =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.






                                      MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                      BALANCE SHEETS
                                                       (In millions)
                                                                                               March 31,                December 31,
                                                                                                 1998                         1997
                                                                                              -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                  $1,270                    $1,321
  Accrued telecommunications expense                                                                 2,496                     2,416
  Other accrued liabilities                                                                          2,364                     2,248
  Long-term debt due within one year                                                                 1,107                     2,111
                                                                                                   -------                   -------
   TOTAL CURRENT LIABILITIES                                                                         7,237                     8,096
                                                                                                   -------                   -------
NONCURRENT LIABILITIES
  Long-term debt                                                                                     3,615                     3,276
  Deferred taxes and other                                                                           2,101                     2,077
                                                                                                   -------                   -------
   TOTAL NONCURRENT LIABILITIES                                                                      5,716                     5,353
                                                                                                   -------                   -------
COMMITMENTS AND CONTINGENT LIABILITIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
   JUNIOR SUBORDINATED DEFERRABLE INTEREST
   DEBENTURES OF THE COMPANY                                                                           750                       750

STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                                                                  14                        14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    593 million shares                                                                                  60                        60
  Additional paid in capital                                                                         6,350                     6,343
  Retained earnings                                                                                  5,446                     5,345
  Accumulated other comprehensive income                                                                 -                        19
  Treasury stock, at cost,
    5 and 22 million shares                                                                           (108)                    (470)
                                                                                                   -------                   -------
   TOTAL STOCKHOLDERS' EQUITY                                                                       11,762                    11,311
                                                                                                   -------                   -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $25,465                   $25,510
                                                                                                   =======                   =======



See accompanying Notes to Interim Condensed Consolidated Financial Statements.





                                      MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                 STATEMENTS OF CASH FLOWS
                                                       (In millions)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                       -------------------------
                                                                                                      1998                      1997
                                                                                                    ------                    ------
OPERATING ACTIVITIES
  Receipts from customers                                                                           $5,018                   $4,570
  Payments to suppliers and employees                                                               (4,190)                  (3,918)
  Taxes paid                                                                                           (72)                     (99)
  Interest paid                                                                                        (91)                     (95)
  Interest received                                                                                      5                        6
                                                                                                    ------                    ------
       CASH FROM OPERATING ACTIVITIES                                                                  670                      464
                                                                                                    ------                    ------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment                                                     (712)                    (740)
  Proceeds from sales and maturities of marketable securities, net                                       -                      176
  Investment in Direct Broadcast Satellite                                                             (22)                     (69)
  Investment in affiliates                                                                             (24)                     (17)
  Other, net                                                                                           358                       15
                                                                                                    ------                    ------
       CASH USED FOR INVESTING ACTIVITIES                                                             (400)                    (635)
                                                                                                    ------                    ------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES                                                       270                     (171)
                                                                                                    ------                    ------
FINANCING ACTIVITIES
  Payment of Senior Notes and other debt                                                              (100)                    (113)
  Commercial paper and bank credit facility activity, net                                             (570)                     271
  Issuance of common stock for employee plans                                                          362                      133
  Purchase of treasury stock                                                                             -                      (93)
  Distributions paid on Trust mandatorily redeemable
   preferred securities                                                                                (15)                     (15)
                                                                                                    ------                    ------
       CASH FROM (USED FOR) FINANCING ACTIVITIES                                                      (323)                     183
                                                                                                    ------                    ------
Net (decrease) increase in cash and cash equivalents                                                   (53)                      12
Cash and cash equivalents - beginning balance                                                          261                      187
                                                                                                    ------                    ------
Cash and cash equivalents - ending balance                                                          $  208                   $  199
                                                                                                    ======                    ======
Reconciliation of net income to cash from operating activities
Net income                                                                                          $  101                   $  295
Adjustments to net income:
  Depreciation and amortization                                                                        703                      467
  Equity in (income) losses of affiliated companies                                                     24                       37
  Deferred income tax provision                                                                         31                      114
Net change in operating activity accounts other than cash and cash equivalent
  Receivables                                                                                         (296)                    (137)
  Operating accounts payable and accrued liabilities                                                    52                     (237)
  Other operating activity accounts                                                                     55                      (75)
                                                                                                    ------                    ------
Cash from operating activities                                                                      $  670                   $  464
                                                                                                    ======                    ======

    See accompanying Notes to Interim Condensed Consolidated Financial Statements.




                                        MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (In millions)





                                                                                             Accumulated
                                 Class A                      Addit'l                              Other       Treasury
                                  Common       Common         Paid in       Retained       Comprehensive          Stock        Total
                                   Stock        Stock         Capital       Earnings              Income        at Cost       Equity
                                   -------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997                 $14            $60          $6,343         $5,345                 $19         $(470)      $11,311

Common Stock issued
 for employee stock
 and benefit plans &
 other activity
 (17 million)                        -              -               7              -                   -            362          369

Comprehensive income
 Net income                          -              -               -            101                   -              -            -
 Change in Other
  Comprehensive income               -              -               -              -                 (19)             -            -
Total Other
  Comprehensive income               -              -               -              -                   -              -           82

Balance at
March 31, 1998                       $14          $60          $6,350         $5,446                $  -         $(108)      $11,762
                                     ===============================================================================================









See accompanying Notes to Interim Condensed Consolidated Financial Statements.

MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenue, including long-term customer contracts and allowances for uncollectible receivables, investments, telecommunications expense, depreciation including asset write-downs and amortization, reorganization accruals, employee benefit plans and taxes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2. MCI WORLDCOM MERGER AGREEMENT

On November 9, 1997, the company entered into an Agreement and Plan of Merger (the MCI WorldCom Merger Agreement) with WorldCom, Inc. (WorldCom), a Georgia corporation, and TC Investments Corp. (Merger Sub), a Delaware corporation and a wholly-owned subsidiary of WorldCom, pursuant to which the company will merge with and into Merger Sub (the Merger). As a result of the Merger, (a) each outstanding share of the company's common stock, par value $.10 per share, (other than shares owned by WorldCom or Merger Sub or held by the company) will be converted into the right to receive that number of shares of WorldCom common stock, par value $.01 per share, equal to the quotient determined by dividing $51.00 by the average of the high and low sale prices of WorldCom common stock as reported on the Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger (the Exchange Ratio), provided that the Exchange Ratio shall not be less than 1.2439 or greater than 1.7586; and (b) each outstanding share of the company's Class A common stock shall be converted into the right to receive $51.00 in cash, without interest thereon. On March 11, 1998, the stockholders of the company and shareholders of WorldCom approved the Merger. The Merger is also subject to the receipt of required regulatory approvals, which the companies expect to receive in the summer of 1998. The Merger will be accounted for as a purchase in accordance with GAAP.

The company and WorldCom have certain interconnection or other service agreements at prevailing market rates in the ordinary course of their businesses. For the three months ended March 31, 1998, the company recognized revenue of approximately $188 million for services provided by the company under these agreements. In addition, cost of services during the same period for services provided by WorldCom was approximately $16 million under such agreements.

NOTE 3.  COMPREHENSIVE INCOME

On January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Total comprehensive income is reported in the statement of stockholders' equity and includes net income, unrealized gains and losses on marketable securities, net of tax, a reclassification adjustment associated with gains and losses realized on marketable securities in net income, net of tax, and foreign currency translation adjustments.

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," that will be effective for the company's year ending December 31, 1998. The company is currently evaluating the effects and believes that the adoption of this statement will not have a material impact on the financial statements taken as a whole. In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will be effective for the company's year ending December 31, 1999. Management is currently analyzing the impact of the adoption of the statement, which may be material to the financial statements taken as a whole. The AICPA also issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities," which will be effective for the company's year ending December 31, 1999. The company is currently evaluating the effects of this statement, however management believes its adoption will not have a material impact on the financial statements taken as a whole.

NOTE 5.  1997 REORGANIZATION EFFORTS

In the second half of 1997, the company completed a comprehensive review of its product and service offerings. As a result of this review, the company decided to exit and restructure several business customer contracts, consolidate certain operating centers and streamline or discontinue certain non-core or under-performing IT operations and reorganize certain operations or eliminate certain product or service offerings within its core business. For the year ended December 31, 1997, the company recorded $361 million in its costs of services to reflect costs and provisions to exit, restructure or settle several business customer contracts and cease certain product and service offerings. The company also recorded $282 million in sales, operations and general expense primarily for reorganization efforts, which included approximately $103 million of severance associated with a workforce alignment and $93 million of obligations and penalties associated with lease, vendor and customer contracts. The remainder represented other costs associated with the company's business reorganization and certain legal costs.

Through March 31, 1998, the company expended approximately $213 million of the accrued costs related to the above items, with the majority of the remaining $430 million to be expended during the remainder of 1998. The remaining accrual, which is included in other accrued liabilities on the accompanying balance sheet, was primarily comprised of severance, lease obligations and customer and vendor contract termination and commitment costs and certain legal costs. Cash expenditures for these obligations will continue to be funded through cash from operations. As a result of the workforce alignment associated with its reorganization efforts, the company expected to reduce its workforce by approximately 4,500 employees, of whom approximately 3,200 had left the company by March 31, 1998. The remaining employees are expected to leave by the end of 1998.

NOTE 6.  DIRECT BROADCAST SATELLITE (DBS) VENTURE

In May 1997, the company and News Corp. entered into an agreement to form a joint venture (DBS Venture) in which both parties would contribute their respective DBS assets and cash. In exchange, the company would receive a 19.9% interest in the new venture. In addition, the parties agreed that the company's funding obligation to the DBS Venture would be limited to $440 million. The agreement also provided that the parties would seek a third party to acquire their combined interests in this DBS business. In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of the company's and News Corp.'s DBS assets other than two of the four DBS Venture satellites (Primestar Transaction). In March 1998, the parties sold their interest in one of the remaining satellites and are pursuing the disposition of the other. The Primestar Transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar) that was completed in April 1998. Concurrent with the consummation of the Primestar Transaction or upon the approval by the FCC of the transfer of the orbital slot to the DBS Venture or another third party, the company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the company's cost of obtaining the FCC license plus interest thereon. Under the terms of the Primestar Transaction, the company will also receive from New Primestar consideration in the form of cash and interest bearing non-voting New Primestar securities for its share of the DBS Venture assets transferred to New Primestar. On May 12, 1998 the Department of Justice filed suit in the U.S. District Court for the District of Columbia seeking to enjoin the completion of the Primestar Transaction.

NOTE 7.  EARNINGS PER SHARE

Earnings per share (EPS) are calculated in accordance with SFAS No. 128. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share amounts):


For the three months ended March 31,                                                                  1998             1997
---------------------------------------------------------------------------------------------------------------------------
Basic:

Net income                                                                                           $ 101            $ 295
                                                                                                     ======================

Weighted average common shares outstanding                                                             715              685
                                                                                                     ======================


Basic EPS                                                                                            $0.14            $0.43
                                                                                                     ======================


Diluted:

Net income                                                                                           $ 101            $ 295
                                                                                                     ======================

Weighted average common shares outstanding                                                             715              685
                                                                                                     ======================


Effect of dilutive securities:
 Shares of common stock issuable upon the
  assumed exercise of common stock
  equivalents                                                                                           57               73
 Shares of common stock assumed
  repurchased for treasury                                                                             (40)             (57)

Weighted average common shares outstanding
  assuming dilution                                                                                    732              701
                                                                                                     ======================


Diluted EPS                                                                                          $0.14            $0.42
                                                                                                     ======================


NOTE 8. CONTINGENCIES

The company, in the normal course of business, is a party to a number of lawsuits and regulatory and other proceedings and has included accrued loss contingencies in other accrued liabilities for certain of these matters. The company does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the consolidated financial position or operations of the company.

On November 4, 1996, and thereafter, and on August 25, 1997, and thereafter, the company and all of its directors, including the two directors who are also executive officers of the company and the three directors elected by British Telecommunications plc (BT), were named as defendants in a total of 15 complaints filed in the Court of Chancery in the State of Delaware. BT was named as a defendant in 13 of the complaints. The complaints were brought by alleged stockholders of the company, individually and purportedly as class actions on behalf of all other stockholders of the company. In general, the complaints allege that the company's directors breached their fiduciary duty in connection with the MCI BT Merger Agreement, that BT aided and abetted those breaches of duty, that BT owes fiduciary duties to the other stockholders of the company and that it breached those duties in connection with the MCI BT Merger Agreement. The complaints seek damages and injunctive and other relief.

On or about October 8, 1997, all of the company's directors, including the two directors who are also executive officers of the company and the three directors elected by BT, were named as defendants in a purported derivative complaint filed in the Court of Chancery in the State of Delaware. BT and Tadworth
Corporation were also named as defendants, and the company was named as a nominal defendant. The plaintiff, derivatively and on behalf of the company, alleges breach of fiduciary duty by the company's directors and aiding and abetting those breaches of duty by BT in connection with the MCI BT Merger Agreement and WorldCom's exchange offer. The complaint seeks injunctive relief, damages and other relief.

One of the purported shareholder class actions pending in Delaware Chancery Court has been amended and plaintiffs in four of the other purported shareholder class actions have moved to amend their complaints to name WorldCom and Merger Sub, as additional defendants. They generally allege that the defendants breached their fiduciary duty to shareholders in connection with the Merger, the agreement to pay a termination fee to WorldCom, and alleged discrimination in favor of BT in connection with the Merger. They seek, inter alia, damages and injunctive relief prohibiting the consummation of the Merger and the payment of the inducement fee to BT.

Three complaints have been filed in the federal district court in Washington, D.C., as class actions on behalf of purchasers of the company's shares during three different periods from; August 14, 1997 through August 22, 1997; August 14 through August 20, 1997 and July 10 through July 22, 1997. The three complaints allege that the company and certain of its officers and directors failed to disclose material information about the company, including that the company was renegotiating the terms of the MCI BT Merger Agreement dated November 3, 1996. The complaints seek damages and other relief.

On May 7, 1998, GTE Corporation and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against the company and WorldCom. The complaint alleges that the pending merger between the company and WorldCom would have the effect of substantially lessening competition or tending to create a monopoly, and thereby violate section 7 of the Clayton Act, with respect to the markets for Internet backbone services, facilities to extend the reach of the Internet backbone, wholesale and retail long-distance services, and international calling services. The complaint requests declaratory and injunctive relief.

The company believes that all of the complaints are without merit and the company presently does not expect that the above actions will have a material adverse effect on the consolidated financial position or results of operations of the company.

NOTE 9.  SUBSEQUENT EVENTS

On April 22, 1998, the company issued $500 million aggregate principal amount of 6.50% Senior Notes due April 15, 2010 and $700 million aggregate principal amount of 6.125% Callable/Redeemable Notes due April 15, 2012. The proceeds from the issuance will be used for general corporate purposes including the repayment of short-term borrowings under the company's commercial paper program.

On April 28, 1998, the company extended its $4 billion revolving line of credit loan agreement with several financial institutions. Borrowings under this agreement mature on the earlier of April 26, 1999 or on the closing date of the Merger.

         MCI  COMMUNICATIONS  CORPORATION AND  SUBSIDIARIES

PART I.
ITEM 2.  MANAGEMENT'S  DISCUSSION  ANDANALYSIS  OF  FINANCIAL  CONDITION
                         AND  RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



GENERAL
-------
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of MCI Communications Corporation and its subsidiaries (collectively, the company). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the company's Annual Report on Form 10-K for the year ended December 31, 1997.

MERGER AGREEMENT WITH WORLDCOM, INC.
------------------------------------
On November 9, 1997, the company entered into an Agreement and Plan of Merger (the MCI WorldCom Merger Agreement) with WorldCom, Inc. (WorldCom), a Georgia corporation, and TC Investments Corp. (Merger Sub), a Delaware corporation and a wholly-owned subsidiary of WorldCom, pursuant to which the company will merge with and into Merger Sub (the Merger). As a result of the Merger, (a) each outstanding share of the company's common stock, par value $.10 per share, (other than shares owned by WorldCom or Merger Sub or held by the company) will be converted into the right to receive that number of shares of WorldCom common stock, par value $.01 per share, equal to the quotient determined by dividing $51.00 by the average of the high and low sale prices of WorldCom common stock as reported on the Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger (the Exchange Ratio), provided that the Exchange Ratio shall not be less than 1.2439 or greater than 1.7586; and (b) each outstanding share of the company's Class A common stock shall be converted into the right to receive $51.00 in cash, without interest thereon.



Forward-looking Statements May Prove Inaccurate
The company has made certain forward-looking statements in Management's Discussion and Analysis that are subject to risks and uncertainties. Forward-looking statements include information concerning the possible future results of operations of the company, its communication services, information technology and other services, the possible future results of operations of the company and MCI WorldCom after the Merger and statements preceded by, followed by, or that include the words believes, expects, anticipates, intends, or similar expressions. For those statements, the company claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader is cautioned that the following important factors, among others, in addition to those contained elsewhere in Management's Discussion and Analysis, could adversely affect the future results of the company, its communication services, information technology and other services and the company and MCI WorldCom after the Merger and could cause those results to differ materially from the statements and information expressed in the forward-looking statements: material adverse changes in the economic conditions in the markets served by the company and MCI WorldCom; a significant delay in the expected closing of the Merger; future regulatory actions and conditions in the company's operating areas, including the ability of the company to implement its local strategy and obtain local facilities at competitive rates and resulting changes in the implementation of its local strategy; and the ability to pass on additional charges imposed by the Federal Communications Commission (FCC); competition from others in the U.S. and international long-distance markets, including the entry of the regional Bell operating companies (RBOCs) and other companies in the long-distance markets in the U.S.; the cost of the company's year 2000 compliance efforts; and the effect of future technological changes on its business.

On March 11, 1998, the stockholders of the company and shareholders of WorldCom approved the Merger. The Merger is also subject to the receipt of required regulatory approvals which the company expects to receive in the summer of 1998. The Merger will be accounted for as a purchase in accordance with generally accepted accounting principles. The company believes that the Merger will create a fully integrated global communications company that will be well positioned to take advantage of growth opportunities in the global telecommunications market by providing a complete range of local, long-distance, Internet and international communications services.

TELECOMMUNICATIONS REGULATORY ENVIRONMENT
-----------------------------------------

In 1998, the company began incurring per-line charges resulting from the FCC's Access Reform Order and certain new universal service support obligation costs resulting from the FCC's Universal Service Order. Under the Access Reform Order adopted by the FCC in May 1997, interstate access charges were restructured to shift more costs directly to end users. The Access Reform Order also reduced per-minute charges long-distance carriers pay and created new flat-rate charges to long distance carriers based on the number of pre-subscribed customers the carrier has and subscriber lines held by the customers. In 1997, the FCC also adopted the Universal Service Order which created new universal service support obligations for telecommunications services for schools and libraries and rural health care facilities. Despite rate reductions associated with the Access Reform Order that went into effect January 1, 1998, cost of providing telecommunications services in the first quarter of 1998 increased versus the first quarter 1997.

In 1998, the company also recalibrated and will continue to recalibrate its rates to ensure it is collecting amounts necessary to pay incumbent local exchange company (ILEC) per-minute and per-line access charges and the universal service obligations imposed directly on the company. During the first quarter of 1998, the company experienced collection difficulties on such charges that lead to an increase in its allowance for doubtful accounts. Certain provisions of access reform, price cap, and universal service orders are now under review by various U.S. Courts of Appeals. In addition, the company has renewed its requests that the FCC itself revisit access reform and mandate that access charges decrease to cost.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

The company operates predominantly in the communications services industry which includes a broad range of long-distance, local and wireless telecommunications services. Long-distance telecommunications services comprise a wide spectrum of domestic and international voice and data services, including long-distance telephone, electronic messaging, teleconferencing and data communications and Internet services. The company also provides information technology (IT) services which includes equipment deployment, consulting and systems integration and outsourcing services. The following discusses the company's consolidated results of operations for the three months ended March 31, 1998 and 1997, respectively.

REVENUE
For the three months ended March 31, 1998, revenue increased $405 million or 8.3% to $5,288 million over the three months ended March 31, 1997. During this period, communications services revenue, which includes voice, messaging, data and Internet, grew 8.4% compared to traffic growth of 13.8%. The variance in the growth of revenue versus traffic of (5.4%) reflects the net impact of access cost reduction flow-through, growth in IntraLata services, the launch of 5-Cent SundaysSM in the later half of 1997, and ongoing levels of industry pricing competition. IT services revenue increased 19.2% to $485 million for the three months ended March 31, 1998 from the three months ended March 31, 1997, as a result of growth in the systems integration and outsourcing business.

The following provides a supplemental breakout of communications services and IT services revenue:

                                                                                                          Percentage
March 31,                                                     1998                       1997                  Change
---------------------------------------------------------------------------------------------------------------------
(In millions)
Voice & Messaging                                          $ 3,895                    $ 3,713                    4.9%
Data & Internet                                                943                        752                   25.4%
Information Technology                                         485                        407                   19.2%
Eliminations & Other                                           (35)                        11                     NM
                                                            -------                    ------                 ------

Total Revenue                                              $ 5,288                    $ 4,883                    8.3%
                                                           =======                    =======                  ======

NM =  Not meaningful


Voice and messaging services include traditional switched services such as domestic and international inbound and outbound services and local, call centers and wireless services. Voice and messaging revenue increased by $182 million or 4.9% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997 due to revenue growth in the mass markets, and local services expansion partially offset by the continued de-emphasis of the wholesale carrier customer sales channel. In the mass markets, year over year revenue and volume growth resulted primarily from improvement in transactional brands including 10-321(R) and 1-800-COLLECT(R) and a reduction in churn primarily due to the launch of 5-Cent SundaysSM. Year-over-year, local services revenue increased by 87% primarily as a result of the expansion of facilities based, switched services to 10 additional markets for a total of 31 markets as of March 31, 1998.

Data and Internet services include all domestic and international private line, virtual data, managed services and Internet access services. Data and Internet revenue increased by $191 million or 25.4% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, primarily due to increased demand for such services. For this period, data revenue increased by $155 million or 22% to $860 million primarily as the result of growth in virtual data, private line and managed services. Internet revenue for the three months ended March 31, 1998, increased by $36 million or 77% to $83 million from the three months ended March 31, 1997.

IT services, which consists solely of the operations of MCI Systemhouse, includes equipment deployment, consulting and systems integration and outsourcing services. IT revenue increased 19.2% to $485 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, primarily as the result of increases in systems integration and outsourcing business predominately driven by contract wins in late 1997.

COST OF SERVICES
Cost of services consists of telecommunications expense and costs of other products and services. Telecommunications expense is primarily comprised of access fees paid to local exchange carriers and other domestic service providers, and payments made to foreign telephone companies (international settlements) to complete calls made to foreign countries from the U.S. by the company's customers. Cost of services for the three months ended March 31, 1998 increased $358 million or 14% in comparison to the three months ended March 31, 1997. Cost of services as a percentage of revenue was 54.5% and 51.7% for the three months ended March 31, 1998 and 1997, respectively. The expense and percentage of revenue increases in 1998 were primarily the result of consolidated revenue growth and increases in direct operating expenses in the company's local services and IT businesses. Telecommunications expense as a percentage of communication services revenue increased to 50.2% for the three months ended March 31, 1998 from 48.4% for the three months ended March 31, 1997. This increase was due to a reduction in revenue rates as a result of competitive pricing, increased per-line charges related to the FCC Access Reform Order, implementation of universal service support obligations and required compensation to payphone owners. These increases were partially offset by a decrease of international settlement expense and per-minute access charges along with more efficient network usage.

SALES, OPERATIONS AND GENERAL EXPENSE
Sales, operations and general expense increased $185 million or 14% to $1,504 million for the three months ended March 31, 1998 compared to $1,319 million for same period in 1997. As a percentage of revenue, sales, operations and general expense increased to 28.4% for the three months ended March 31, 1998 from 27% from the first three months ended March 31, 1997. The increases in expense and related percentage of revenue were primarily the result of business expansion and growth within the local services and IT businesses and the related increase in personnel costs, as well as employee pre-merger retention bonuses incurred during the quarter.

DEPRECIATION EXPENSE
Depreciation expense increased $237 million or 52.3% to $690 million for the three months ended March 31, 1998 compared to $453 million for the three months ended March 31, 1997. Approximately $137 million or 58% of the increase resulted from additional depreciation expense on equipment identified for disposition in connection with the asset disposition plan adopted in the fourth quarter of 1997. The company expects to recognize an additional $57 million in additional depreciation in the second quarter of 1998 as a result of this plan. The remaining increase in depreciation expense represents the depreciation impact of property and equipment additions placed into service since March 31, 1997, partially offset by the impact of equipment disposals.

INTEREST EXPENSE
Interest expense decreased $6 million for the three month ended March 31, 1998 due to a lower average total debt balance.

EQUITY IN INCOME (LOSSES) OF AFFILIATES
Equity in income (losses) of affiliates decreased $13 million to ($24) million in the first quarter 1998 from the comparable period in 1997. The decrease is primarily results from a reduction in the company's share of operating losses of ICS Communications, Inc. and Concert Communications Company (Concert CS).

OTHER INCOME (EXPENSE), NET
Other income, net was $39 million for the three months ended March 31, 1998 including the impact of a $51 million realized gain resulting from the exchange of a marketable equity security investment in Brooks Fiber Properties, Inc.
held by the company.

INCOME TAX PROVISION
The provision for income taxes decreased by $122 million to $62 million for the three months ended March 31, 1998 compared to March 31, 1997 as a result of the 1998 reduction in pre-tax income. The company's effective tax rate approximated 38% for each quarter.

NET INCOME
Net income decreased $194 million to $101 million or $.14 per basic and diluted share for the three months ended March 31, 1998 compared with net income of $295 million or $.43 per basic share and $.42 per diluted share for the three months ended March 31, 1997. The decrease in net income is the result of increases in operating expenses associated with and in response to growth and competitive initiatives as well as the additional depreciation expense for equipment subject to the asset disposition plan offset by the increase in other income, net and the lower provision for income taxes for the three months ended March 31, 1998. Basic and diluted earnings per common share for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 were affected by an increase in the number of treasury shares issued since March 31, 1997 to support benefit programs.

GLOBAL AND OTHER ALLIANCES

CONCERT CS
During the first quarter of 1998, the company invested $8 million in Concert CS, its 24.9% owned international services venture with British Telecommunications plc, (BT). For the first quarter of 1998, Concert CS distributor revenue amounted to approximately $212 million. The company's share of Concert CS losses reported in accordance with U.S. GAAP was $(3) million and $(6) million for the three months ended March 31, 1998 and 1997, respectively. BT agreed to exercise its call option to acquire the company's shares in Concert CS immediately following the effective time of the Merger. The company will be a distributor of Concert CS services on a nonexclusive basis to customers in the U.S. for a period of at least two years and as many as five years following BT's exercise of its call option.

TELEFONICA de ESPANA S.A. ALLIANCE (Telefonica)
In April 1997, the company formed a strategic alliance with Telefonica to explore opportunities in Latin America's telecommunications market. In March 1998, the company and Telefonica expanded the scope of their alliance to include WorldCom and to pursue certain activities in the Americas and Europe.

AVANTEL S.A. de C.V (Avantel)
During the first quarter of 1998, the company funded an additional $15 million in Avantel, a 44.5% owned business venture with Grupo Financiero Banamex-Accival. At March 31, 1998, Avantel has approximately a 10% share in the addressable Mexico long-distance market. The company's share of Avantel's losses reported in accordance with U.S. GAAP was $(20) million and $(21) million for the three months ended March 31, 1998 and 1997, respectively. The company expects Avantel to continue to generate operating losses as Avantel expands its service and customer bases in Mexico's telecommunications market.

DIRECT BROADCAST SATELLITE (DBS) VENTURE
In May 1997, the company and News Corp. entered into an agreement to form a joint venture (DBS Venture) in which both parties would contribute their respective DBS assets and cash. In exchange, the company would receive a 19.9% interest in the new venture. In addition, the parties agreed that the company's funding obligation to the DBS Venture would be limited to $440 million. The agreement also provided that the parties would seek a third party to acquire their combined interests in this DBS business. In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of the company's and News Corp.'s DBS assets other than two of the four DBS Venture satellites (Primestar Transaction). In March 1998, the parties sold their interest in one of the remaining satellites and are pursuing the disposition of the other. The Primestar Transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar) that was completed in April 1998. Concurrent with the consummation of the Primestar Transaction or upon the approval by the FCC of the transfer of the orbital slot to the DBS Venture or another third party, the company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the company's cost of obtaining the FCC license plus interest thereon. Under the terms of the Primestar Transaction, the company will also receive from New Primestar consideration in the form of cash and interest bearing non-voting New Primestar securities for its share of the DBS Venture assets transferred to New Primestar. On May 12, 1998 the Department of Justice filed suit in the U.S. District Court for the District of Columbia seeking to enjoin the completion of the Primestar Transaction.

YEAR 2000 EFFORTS

The company is continuing its evaluation and upgrade of its computer systems and applications for the year 2000. The company is also seeking confirmation from its primary vendors that they are developing and implementing plans to become year 2000 compliant. The company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. The company expects to incur internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. The costs incurred during the three months ended March 31, 1998 were not material to sales, operations, and general expense and were consistent with the company's planned expenditures for the period. The company expects to incur approximately $400 million in expenses in 1998 and 1999 as it implements its year 2000 plan. The company expects to be year 2000 compliant on or before December 31, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

CASH FLOWS
----------
Cash from operating activities increased by $206 million to $670 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Receipts from customers increased by $448 million due primarily to the increase in revenue. Payments to suppliers and employees increased by $272 million as a result of increases in operating expense and the timing of the related payments. Taxes and interest paid for the three months ended March 31, 1998 declined from the year ago period as a result of lower income tax and interest expenses. Cash used for investing activities decreased by $235 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The decrease was the result of lower expenditures for property and equipment and investments in DBS and affiliates of $68 million, a $343 million increase in other investing, net primarily the result of $360 million of proceeds received from a sale-lease back transaction offset by a reduction in proceeds received from marketable securities, net of $176 million. Cash from operating activities and financing activities was used to support the company's investing activities for the three months ended March 31, 1998.

Cash used for financing activities was ($323) million for the three months ended March 31, 1998 compared to net cash proceeds from financing activities of $183 million for the three months ended March 31, 1997. The company was able to repay net commercial paper and other debt amounts of approximately $670 million during the three months ended March 31, 1998 with proceeds received from issuances of treasury shares to support employee benefit programs and proceeds from other investing activities, net.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
For the three months ended March 31, 1998, the company funded its capital expenditures and other investment activities through cash from operations and other financing activities. The company expects net capital expenditures of approximately $3.1 billion for 1998 and expects to fund a majority of the expenditures with cash from operations. The company has a $4 billion bank credit facility that supports the company's commercial paper program and may be used to fund short-term fluctuations in working capital and other corporate requirements. In April 1998, this facility was extended until the earlier of the consummation of the Merger or April 26, 1999. In April 1998, the company also issued $500 million aggregate principal amount of 6.50% Senior Notes due April 15, 2010 and $700 million aggregate principal amount of 6.125% Callable/Redeemable Notes due April 15, 2012 under its $1.2 billion shelf registration. The proceeds from these issuances will be used to repay maturing commercial paper balances and for other general corporate purposes. After these issuances, there were no amounts available for issuance under the shelf registration. Upon issuance of the $500 million Senior Notes, the company terminated an interest rate swap which had been designated as a hedge against adverse market interest rate changes. The swap had a negative fair value of approximately $27 million at the time of the transaction which will be amortized over the life of the Senior Notes. The company believes it will be able to meet its current and long-term liquidity and capital requirements from cash from operating activities and its commercial paper program.

MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART I.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates primarily in the U.S. Based upon the composition of the company's variable rate debt outstanding at March 31, 1998, which was primarily borrowings under its commercial paper program, the company does not believe a hypothetical 100 basis point increase in short-term rates would be material to net income.

MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURTITY HOLDERS


(a) The date of the meeting was March 11, 1998 and it was a special meeting.

(b) No directors were elected at the special meeting.

(c) Holders of common stock and Class A common stock voted at the special meeting on the following matter which was set forth in the company's Proxy Statement dated January 22, 1998:

                   (1) Of the 707,229,867 shares outstanding as of the Record Date, 564,075,056 shares were voted for, and 2,795,762 shares were voted against, the approval of the merger agreement between the company and WorldCom, Inc. with 1,228,692 abstaining from voting.

(d)  Not applicable

MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
-----------                -----------

         10(a)                First   Amendment   to   the   Revolving   Credit
                              Agreement, dated as of April 28, 1998, by and between MCI and the banks named therein.

         12                   Computation of Ratio of Earnings to Fixed Charges.

         27(a)                Financial Data Schedule as of March 31, 1998.

         27(b)                Financial Data Schedule as of March 31, 1997.

         99(a)                Capitalization Schedule as of March 31, 1998.

b)Reports on Form 8-K

For the three months ended March 31, 1998, the company filed one Current Report on Form 8-K on February 2, 1998, which was amended April 10, 1998.

MCI  COMMUNICATIONS  CORPORATION AND SUBSIDIARIES
FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MCI COMMUNICATIONS CORPORATION

Date: May 15, 1998            Signed:   /s/ David M Case
                                        David M.  Case
                                        Vice President and Controller

MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
EXHIBIT INDEX



Exhibit No.                Description
-----------                -----------
         10(a)                 First Amendment to the Revolving Credit Agreement, dated as of
                               April 28, 1998, by and between the company and the banks named therein.

         12                    Computation of Ratio of Earnings to Fixed Charges.

         27(a)                 Financial Data Schedule as of March 31, 1998.

         27(b)                 Financial Data Schedule as of March 31, 1997.

         99(a)                 Capitalization Schedule as of March 31, 1998.
