Form 10-Q
period 1998-06-30
MCI COMMUNICATIONS CORP
filed 1998-08-14
CIK 64079

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-Q

                          (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the quarterly period ended June 30, 1998

                                      or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

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

                              Yes X      No

As of June 30, 1998, the registrant had outstanding 135,998,932 shares of Class A common stock and 598,071,828 shares of common stock.




                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 1998



                                      INDEX


                                                                                                                            Page No.
                                                                                                                            --------

PART I:  FINANCIAL INFORMATION

        ITEM 1:  FINANCIAL STATEMENTS

            Income Statements for the three and six months ended
            June 30, 1998 and 1997                                                                                                 3

            Balance Sheets as of June 30, 1998 and December 31, 1997                                                             4-5

            Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997                                                                                                 6

            Statement of Stockholders' Equity for the six months
            ended June 30, 1998                                                                                                    7

            Notes to Interim Condensed Consolidated Financial
            Statements                                                                                                          8-13

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                 14-23

        ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                       24

PART II:  OTHER INFORMATION
        ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                                                 25


SIGNATURE                                                                                                                         26

EXHIBIT INDEX                                                                                                                     27


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENTS
                     (In millions, except per share amounts)



                                                                       Three Months Ended                        Six Months Ended
                                                                            June 30,                                 June 30,
                                                                       -------------------                      -----------------
                                                                   1998             1997                    1998              1997
                                                                 ------           ------                  ------            ------
REVENUE                                                          $5,370           $4,843                 $10,658            $9,726
                                                                 ------           ------                  ------            ------
OPERATING EXPENSES
  Cost of services                                                2,839            2,547                   5,722             5,072
  Sales, operations and general                                   1,554            1,265                   3,058             2,584
  Depreciation                                                      621              479                   1,311               932
                                                                 ------           ------                  ------            ------
TOTAL OPERATING EXPENSES                                          5,014            4,291                  10,091             8,588
                                                                 ------           ------                  ------            ------
INCOME FROM OPERATIONS                                              356              552                     567             1,138

Interest expense                                                    (54)             (58)                   (106)             (116)
Interest income                                                      12                4                      16                10
Equity in income (losses) of
  affiliated companies                                              (23)             (24)                    (47)              (61)
Other income (expense), net                                          38               (4)                     77                (7)
                                                                 ------           ------                  ------            ------
INCOME BEFORE INCOME TAXES AND
  TRUST DISTRIBUTIONS                                               329              470                     507               964

Income tax provision                                                119              175                     181               359

Distributions on subsidiary Trust mandatorily
  redeemable preferred securities                                    15               15                      30                30
                                                                 ------           ------                  ------            ------
NET INCOME                                                       $  195           $  280                  $  296            $  575
                                                                 ======           ======                  ======            ======

BASIC EARNINGS PER COMMON SHARE                                  $  .27           $  .41                  $  .41            $  .84
DILUTED EARNINGS PER COMMON SHARE                                   .26              .40                     .40               .82

Weighted average number of common shares                            729              689                     722               688
Weighted average number of common shares
  assuming dilution                                                 745              708                     737               705
Dividends declared per common share                              $ .025           $ .025                  $ .025            $ .025

See accompanying Notes to Interim Condensed Consolidated Financial Statements.


                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                  (In millions)

                                                                                             June 30,                December 31,
                                                                                               1998                      1997
                                                                                            -----------               -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                        $ 1,126                   $   261
  Receivables, net of allowance for
    uncollectibles of $426 and $372 million                                                          3,325                     3,576
  Other current assets                                                                                 983                     1,423
                                                                                                   -------                   -------
   TOTAL CURRENT ASSETS                                                                              5,434                     5,260
                                                                                                   -------                   -------

PROPERTY AND EQUIPMENT, net                                                                         14,140                    13,868

OTHER ASSETS
Investment in affiliates                                                                               636                       653
Investment in DBS                                                                                    1,064                     1,043
Investment in News Corp.                                                                             1,350                     1,350
Other assets and deferred charges, net                                                               1,054                       991
Goodwill, net                                                                                        2,308                     2,345
                                                                                                   -------                   -------
   TOTAL OTHER ASSETS                                                                                6,412                     6,382
                                                                                                   -------                   -------
   TOTAL ASSETS                                                                                    $25,986                   $25,510
                                                                                                   =======                   =======









See accompanying Notes to Interim Condensed Consolidated Financial Statements.






                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                  (In millions)
                                                                                             June 30,                December 31,
                                                                                               1998                      1997
                                                                                            -----------               -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                 $ 1,075                    $1,321
  Accrued telecommunications expense                                                                 2,564                     2,416
  Other accrued liabilities                                                                          2,562                     2,248
  Long-term debt due within one year                                                                   742                     2,111
                                                                                                   -------                   -------
   TOTAL CURRENT LIABILITIES                                                                         6,943                     8,096
                                                                                                   -------                   -------
NONCURRENT LIABILITIES
  Long-term debt                                                                                     3,938                     3,276
  Deferred taxes and other                                                                           2,167                     2,077
                                                                                                   -------                   -------
   TOTAL NONCURRENT LIABILITIES                                                                      6,105                     5,353
                                                                                                   -------                   -------
COMMITMENTS AND CONTINGENT LIABILITIES

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
   JUNIOR SUBORDINATED DEFERRABLE INTEREST
   DEBENTURES OF THE COMPANY                                                                           750                       750

STOCKHOLDERS' EQUITY
  Class A common stock, $.10 par value,
    authorized 500 million shares, issued
    136 million shares                                                                                  14                        14
  Common stock, $.10 par value, authorized
    2 billion shares, issued
    598 million shares                                                                                  60                        60
  Additional paid in capital                                                                         6,489                     6,343
  Retained earnings                                                                                  5,623                     5,345
  Accumulated other comprehensive income                                                                 2                        19
  Treasury stock, at cost,
    0 million and 22 million shares                                                                      -                     (470)
                                                                                                   -------                   -------
   TOTAL STOCKHOLDERS' EQUITY                                                                       12,188                    11,311
                                                                                                   -------                   -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $25,986                   $25,510
                                                                                                   =======                   =======



See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                       -------------------------
                                                                                                      1998                      1997
                                                                                                    ------                    ------
OPERATING ACTIVITIES
  Receipts from customers                                                                          $10,892                   $9,311
  Payments to suppliers and employees                                                               (8,533)                  (7,499)
  Taxes paid, net                                                                                      (56)                    (167)
  Interest paid                                                                                        (99)                    (115)
  Interest received                                                                                      8                        5
                                                                                                    ------                   ------
       CASH FROM OPERATING ACTIVITIES                                                                2,212                    1,535
                                                                                                    ------                   ------
INVESTING ACTIVITIES
  Capital expenditures for property and equipment                                                   (1,500)                  (1,710)
  Proceeds from sales and maturities of marketable securities
    and other investments, net                                                                          40                       91
  Investment in Direct Broadcast Satellite                                                             (34)                    (127)
  Investment in affiliates                                                                             (44)                     (42)
  Other, net                                                                                           418                       35
                                                                                                    ------                   ------
       CASH USED FOR INVESTING ACTIVITIES                                                           (1,120)                  (1,753)
                                                                                                    ------                   ------
       NET CASH FLOW BEFORE FINANCING ACTIVITIES                                                     1,092                     (218)
                                                                                                    ------                   ------
FINANCING ACTIVITIES
  Issuance of Senior Notes                                                                           1,172                        -
  Payment of Senior Notes and other debt                                                              (124)                    (160)
  Commercial paper and bank credit facility activity, net                                           (1,806)                     135
  Issuance of common stock for employee plans                                                          579                      251
  Purchase of treasury stock                                                                             -                      (93)
  Distributions paid on Trust mandatorily redeemable
   preferred securities                                                                                (30)                     (30)
  Payment of dividends on common stock and
    class A common stock                                                                               (18)                     (17)
                                                                                                    ------                   ------
       CASH FROM (USED FOR) FINANCING ACTIVITIES                                                      (227)                      86
                                                                                                    ------                   ------
Net increase (decrease) in cash and cash equivalents                                                   865                     (132)
Cash and cash equivalents - beginning balance                                                          261                      187
                                                                                                    ------                   ------
Cash and cash equivalents - ending balance                                                          $1,126                    $  55
                                                                                                    ======                   ======
Reconciliation of net income to cash from operating activities:
Net income                                                                                          $  296                   $  575
Adjustments to net income:
  Depreciation and amortization                                                                      1,338                      953
  Equity in (income) losses of affiliated companies                                                     47                       61
  Deferred income tax provision                                                                         86                       34
Net change in operating activity accounts other than cash and cash equivalents:
  Receivables                                                                                          251                     (190)
  Operating accounts payable and accrued liabilities                                                   (51)                    (204)
  Other operating activity accounts                                                                    245                      306
                                                                                                    ------                   ------
Cash from operating activities                                                                     $ 2,212                   $1,535
                                                                                                    ======                   ======
    See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (In millions)





                                                                                             Accumulated
                                 Class A                      Addit'l                              Other       Treasury
                                  Common       Common         Paid in       Retained       Comprehensive          Stock        Total
                                   Stock        Stock         Capital       Earnings              Income        at Cost       Equity
                                   -------------------------------------------------------------------------------------------------

Balance at
 December 31, 1997                 $14            $60          $6,343         $5,345                 $19         $(470)      $11,311

Common stock issued
 for employee stock
 and benefit plans &
 other activity
 (22 million shares)                 -              -             146              -                   -            470          616

Common stock dividends               -              -               -            (18)                  -              -         (18)

Comprehensive income
 Net income                          -              -               -            296                   -              -            -
 Change in other
  comprehensive income               -              -               -              -                 (17)             -            -
Total other
  comprehensive income               -              -               -              -                   -              -          279

Balance at
 June 30, 1998                       $14          $60          $6,489         $5,623                $  2           $  -      $12,188
                                     ===============================================================================================






See accompanying Notes to Interim Condensed Consolidated Financial Statements.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of MCI Communications Corporation and its majority-owned subsidiaries (collectively, the company) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenue, including long-term customer contracts and allowances for uncollectible receivables, investments, telecommunications expense, depreciation, including asset write-downs and amortization, reorganization accruals, employee benefit plans and taxes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2. MCI WORLDCOM MERGER AGREEMENT

On November 9, 1997, the company entered into an Agreement and Plan of Merger (the MCI WorldCom Merger Agreement) with WorldCom, Inc. (WorldCom), a Georgia corporation, and TC Investments Corp. (Merger Sub), a Delaware corporation and a wholly-owned subsidiary of WorldCom, pursuant to which the company will merge with and into Merger Sub (the Merger). As a result of the Merger, (a) each outstanding share of the company's common stock, par value $.10 per share, (other than shares owned by WorldCom or Merger Sub or held by the company) will be converted into the right to receive that number of shares of WorldCom common stock, par value $.01 per share, equal to the quotient determined by dividing $51.00 by the average of the high and low sale prices of WorldCom common stock as reported on the Nasdaq National Market on each of the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger (the Exchange Ratio), provided that the Exchange Ratio shall not be less than 1.2439 or greater than 1.7586; and (b) each outstanding share of the company's Class A common stock shall be converted into the right to receive $51.00 in cash, without interest thereon. On March 11, 1998, the stockholders of the company and shareholders of WorldCom approved the Merger. On July 8, 1998, and July 15, 1998, the European Commission and the United States Department of Justice (DOJ) approved the merger, respectively, subsequently conditional to the company's agreement to sell its public Internet services business. The Merger is also subject to the approval of the Federal Communications Commission (FCC) and various state regulatory agencies, approvals which the company expects to receive in the summer of 1998. The Merger will be accounted for as a purchase in accordance with GAAP.

The company and WorldCom have certain interconnection or other service agreements at prevailing market rates in the ordinary course of their businesses. For the three and six months ended June 30, 1998, the company recognized revenue of approximately $214 million and $402 million, respectively, for services provided by the company under these agreements. In addition, cost of services during the same period for services provided by WorldCom was approximately $18 million and $34 million, respectively, under such agreements. As of June 30, 1998, amounts due from WorldCom, which were included in accounts receivable, totaled approximately $225 million.

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

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", that will be effective for the company's year ending December 31, 2000. Management is currently evaluating the impact of the adoption of the statement and believes there will not be a material impact to the company's financial statements. In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will be effective for the company's year ending December 31, 1999. Management is currently analyzing the impact of the adoption of the statement, which may be material to the company's financial statements taken as a whole. The AICPA also issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities," which will be effective for the company's year ending December 31, 1999. The company is currently evaluating the effects of this statement, however; management believes its adoption will not have a material impact on the company's financial statements taken as a whole. In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," that will be effective for the company's year ending December 31, 1998. The company is currently evaluating the effects and believes that the adoption of this statement will not have a material impact on the company's financial statements taken as a whole.

NOTE 5.  DEBT

On April 22, 1998, the company issued $500 million aggregate principal amount of 6.50% Senior Notes due April 15, 2010 and $700 million aggregate principal amount of 6.125% Callable/Redeemable Notes due April 15, 2012. The proceeds from the issuance will be used for general corporate purposes, including the repayment of short-term borrowings under the company's commercial paper program.

On April 28, 1998, the company extended its $4 billion revolving line of credit loan agreement with several financial institutions. Borrowings under this agreement mature on the earlier of April 26, 1999 or on the closing date of the Merger.

NOTE 6. 1997 REORGANIZATION EFFORTS

In the second half of 1997, the company completed a comprehensive review of its product and service offerings. As a result of this review, the company decided to exit and restructure several business customer contracts, consolidate certain operating centers and streamline or discontinue certain non-core or under-performing Information Technology (IT) operations and reorganize certain operations or eliminate certain product or service offerings within its core business. For the year ended December 31, 1997, the company recorded $361 million in its costs of services to reflect costs and provisions to exit, restructure or settle several business customer contracts and cease certain product and service offerings. The company also recorded $282 million in sales, operations and general expense primarily for reorganization efforts, which included approximately $103 million of severance associated with a workforce alignment and $93 million of obligations and penalties associated with lease, vendor and customer contracts. The remainder represented other costs associated with the company's business reorganization and certain legal costs.

Through June 30, 1998, the company expended approximately $447 million of the accrued costs related to the above items, with the majority of the remaining $196 million to be expended during the remainder of 1998. The remaining accrual, which is included in other accrued liabilities on the accompanying balance sheet, was primarily comprised of severance, lease obligations and customer and vendor contract termination and commitment costs and certain legal costs. Cash expenditures for these obligations will continue to be funded through cash from operations. As a result of the workforce alignment associated with its reorganization efforts, the company expected to reduce its workforce by approximately 4,500 employees, of whom approximately 3,500 had left the company by June 30, 1998. The remaining employees are expected to leave by the end of 1998.

NOTE 7. DIRECT BROADCAST SATELLITE (DBS) VENTURE

In May 1997, the company and The News Corporation Limited (News Corp.) entered into an agreement to form a joint venture (DBS Venture) in which both parties would contribute their respective DBS assets and cash. In exchange, the company would receive a 19.9% interest in the new venture. In addition, the parties agreed that the company's funding obligation to the DBS Venture would be limited to $440 million. The agreement also provided that the parties would seek a third party to acquire their combined interests in this DBS business. In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of the company's and News Corp.'s DBS assets other than two of the four DBS Venture satellites (Primestar Transaction). In March 1998, the parties sold their interest in one of the remaining satellites and are pursuing the disposition of the other. The
Primestar Transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar) that was completed in April 1998. Concurrent with the consummation of the Primestar Transaction or upon the approval by the FCC of the transfer of the orbital slot to the DBS Venture or another third party, the company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the company's cost of obtaining the FCC license plus interest thereon. Under the terms of the Primestar Transaction, the company will also receive from New Primestar consideration in the form of cash and interest bearing non-voting New Primestar securities for its share of the DBS Venture assets transferred to New Primestar. On May 12, 1998 the Department of Justice filed suit in the U.S. District Court for the District of Columbia seeking to enjoin the completion of the Primestar Transaction.

NOTE 8.  EARNINGS PER SHARE

Earnings per share (EPS) are calculated in accordance with SFAS No. 128. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (in millions, except per share amounts):

                                                     Three Months Ended                         Six Months Ended
                                                       June 30,                                         June 30,
                                                 1998              1997                      1998             1997
                                                 -----------------------------------------------------------------
Basic:

Net income                                       $195              $280                      $296              $575
Weighted average common
  shares outstanding                              729               689                       722               688
                                                -----------------------                     -----------------------


Basic EPS                                       $0.27             $0.41                     $0.41             $0.84
                                                =======================                     =======================


Diluted:

Net income                                       $195              $280                      $296              $575
Weighted average common
  shares outstanding                              729               689                       722               688
                                                -----------------------                     -----------------------

Effect of dilutive securities:

Shares of common stock issuable
  upon the assumed exercise of
  common stock equivalents                         62                84                        62                84
Shares of common stock assumed
  repurchase for treasury                         (46)              (65)                      (47)              (67)
                                                ------------------------                    ------------------------

Weighted average common
  shares outstanding assuming
  dilution                                        745               708                       737               705
                                                -----------------------                     -----------------------

Diluted EPS                                     $0.26             $0.40                     $0.40             $0.82
                                                =======================                     =======================


NOTE 9. CONTINGENCIES

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

One of the purported stockholder class actions pending in Delaware Chancery Court has been amended and plaintiffs in four of the other purported stockholder class actions have moved to amend their complaints to name WorldCom and Merger Sub, as additional defendants. They generally allege that the defendants breached their fiduciary duty to stockholders in connection with the Merger, the agreement to pay a termination fee to WorldCom, and allege discrimination in favor of BT in connection with the Merger. They seek, inter alia, damages and injunctive relief prohibiting the consummation of the Merger and the payment of the inducement fee to BT.

Three complaints were filed in the federal district court in Washington, D.C., as class actions on behalf of purchasers of the company's shares. The three cases were consolidated on April 1, 1998. On or about May 8, 1998, the plaintiffs in all three cases filed a consolidated amended complaint alleging, on behalf of purchasers of the company's shares between July 11, 1997 and August 21, 1997, inclusive, that the company and certain of its officers and directors failed to disclose material information about the company, including that the company was renegotiating the terms of the MCI BT Merger Agreement dated November 3, 1996. The consolidated amended complaint seeks damages and other relief. The company and the other defendants have moved to dismiss the consolidated amended complaint.

On May 7, 1998, GTE Corporation and three of its subsidiaries filed suit in the U.S. District Court for the District of Columbia against the company and WorldCom. The complaint alleges that the pending merger between the company and WorldCom would have the effect of substantially lessening competition or tending to create a monopoly, and thereby violate section 7 of the Clayton Act, with respect to the markets for Internet backbone services, facilities to extend the reach of the Internet backbone, wholesale and retail long-distance services and international calling services. The complaint requests declaratory and injunctive relief. At a scheduling conference on July 10, 1998, the District Court set a trial date of May 10, 1999.

The company believes that all of the complaints are without merit and the company presently does not expect that the above actions will have a material adverse effect on the consolidated financial position or results of operations of the company.

NOTE 10.  SUBSEQUENT EVENTS

Divesture of the Public Internet Services Business

On July 15, 1998, the company announced that it had entered into a letter agreement (Letter Agreement) with Cable & Wireless plc (Cable & Wireless) to sell its public Internet services business for $1.75 billion. The Letter
Agreement supersedes the letter of intent between the company and Cable & Wireless to sell MCI's Internet backbone services business which was announced on May 28, 1998. The completion of the transaction is subject to certain conditions precedent, including the satisfaction of the conditions precedent to the Merger, which include the approval by the FCC of the Merger. Either party may terminate the Letter Agreement if the sale is not consummated by December 31, 1998.

Investment in Embratel

On July 29, 1998, the company acquired, through its wholly-owned subsidiary Startel Participacoes Ltda., for approximately $2.3 billion, a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A., Brazil's only facilities-based national communications provider. The purchase price will be paid in installments of which $916 million was paid on July 29, 1998 with the remainder to be paid prior to July 29, 2000.

Sale of Investment in Concert CS

On August 7, 1998, the company entered into an agreement with BT, Concert CS and WorldCom addressing various aspects of certain agreements and relationships among the parties. The agreement is conditioned upon the resolution of certain operational matters between the company and Concert CS. Under the terms of the agreement the company has agreed to sell to BT its interest in Concert CS for $1.013 billion immediately after consummation of the Merger.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
PART I.
ITEM 2.


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



On March 11, 1998, the stockholders of the company and shareholders of WorldCom approved the Merger. On July 8, 1998, and July 15, 1998, the European Commission and the United States (U.S.) Department of Justice (DOJ) approved the merger, respectively, subsequently conditional to the company's agreement to sell its public Internet services business. The Merger is also subject to the approval of the Federal Communications Commission (FCC) and various state regulatory agencies, approvals which the company expects to receive in the summer of 1998. The Merger will be accounted for as a purchase in accordance with generally accepted accounting principles. The company believes that the Merger will create a fully integrated global communications company that will be well positioned to take advantage of growth opportunities in the global telecommunications market by providing a complete range of local, long-distance, Internet and international communications services.

DIVESTURE OF THE PUBLIC INTERNET SERVICES BUSINESS

On July 15, 1998, the company announced that it had entered into a letter agreement (Letter Agreement) with Cable & Wireless plc (Cable & Wireless) to sell its public Internet services business for $1.75 billion. The Letter
Agreement supersedes the letter of intent between the company and Cable & Wireless to sell MCI's Internet backbone services business which was announced on May 28, 1998. The completion of the transaction is subject to certain conditions precedent, including the satisfaction of the conditions precedent to the Merger, which include the approval by the FCC of the Merger. Either party may terminate the Letter Agreement if the sale is not consummated by December 31, 1998.

TELECOMMUNICATIONS REGULATORY ENVIRONMENT
-----------------------------------------

In 1998, the company began incurring per-line charges resulting from the FCC's Access Reform Order and certain new universal service support obligation costs resulting from the FCC's Universal Service Order. Under the Access Reform Order adopted by the FCC in May 1997, interstate access charges were restructured to shift more costs directly to end users. The Access Reform Order also reduced per-minute charges long-distance carriers pay and created new flat-rate charges to long distance carriers based on the number of pre-subscribed customers the carrier has and subscriber lines held by the customers. In 1997, the FCC also adopted the Universal Service Order which created new universal service support obligations for telecommunications services for schools and libraries and rural health care facilities. Despite rate reductions associated with the Access Reform Order that went into effect January 1, 1998, cost of providing telecommunications services for the first half of 1998 increased compared to the first half of 1997.

In 1998, the company also recalibrated and will continue to recalibrate its rates to ensure it is collecting amounts necessary to pay incumbent local exchange company (ILEC) per-minute and per-line access charges and the universal service obligations imposed directly on the company. During the first half of 1998, the company had experienced collection difficulties on such charges which led to an increase in its allowance for uncollectibles. Certain provisions of the Access Reform Order, Price Cap Order, and Universal Service Order are now under review by various U.S. Courts of Appeal. In addition, the company has renewed its requests that the FCC itself revisit access reform and mandate that access charges decrease to cost. On August 6, 1998, the FCC began proceedings in which it has proposed to reform its international settlements policy. Through that policy the FCC regulates the fees that U.S. carriers pay to foreign carriers for the termination of international calls from the U.S. The FCC proposed to remove constraints under that policy that restrict the kinds of arrangements the U.S. carriers may enter into with foreign carriers located in World Trade Organization member countries.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

The company operates predominantly in the communications services industry which includes a broad range of long-distance, local and wireless telecommunications services. Long-distance telecommunications services comprise a wide spectrum of domestic and international voice and data services, including long-distance telephone, electronic messaging, teleconferencing and data communications and Internet services. The company also provides information technology (IT) services which include equipment deployment, consulting and systems integration and outsourcing services. The following discusses the company's consolidated results of operations for the three and six months ended June 30, 1998 and 1997, respectively.

REVENUE
For the three and six months ended June 30, 1998, revenue increased 10.9% and 9.6% to $5,370 million and $10,658 million, respectively, from the comparable periods in 1997. Communications services revenue, which includes voice, messaging, data and Internet, grew 10.6% and 9.5% compared to traffic growth of 12.3% and 13.0% for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. The variance in the growth of revenue versus traffic of (1.7%) and (3.5%) reflects the growth in IntraLata services, and ongoing levels of industry pricing competition. IT services revenue increased 11.3% and 15.2% to $464 million and $949 million for the three and six months ended June 30, 1998, respectively, from the comparable prior year periods, as a result of growth in the systems integration and outsourcing businesses.

The following provides supplemental detail for communications services and IT services revenue:

                                                   Three Months Ended                           Six Months Ended

                                                                  Percent                                     Percent
June 30,                                   1998           1997     Change                1998         1997     Change
---------------------------------------------------------------------------------------------------------------------
(In millions)

Voice & Messaging                       $ 3,934        $ 3,654       7.7%             $ 7,829      $ 7,367      6.3%
Data & Internet                           1,001            809      23.7%               1,944        1,561     24.5%
Information Technology                      464            417      11.3%                 949          824     15.2%
Eliminations & Other                        (29)           (37)     21.6%                 (64)         (26)       NM
                                         --------------------------------               ----------------------------

Total Revenue                           $ 5,370        $ 4,843      10.9%             $10,658      $ 9,726      9.6%
                                        =================================             ==============================


NM =  Not meaningful

Voice and messaging services include traditional switched services such as domestic and international inbound and outbound services and local, call centers and wireless services. Voice and messaging revenue increased by $280 million and $462 million to $3,934 million and $7,829 million for the three and six months ended June 30, 1998, respectively, over the comparable periods in 1997. The revenue increase were primarily the results of growth in the mass markets, local services expansion, and increases in certain commercial business services, partially offset by the continued de-emphasis of wholesale carrier customer sales. In the mass markets, revenue and volume increased primarily as a result of growth in the company's transactional brands, such as 1-800-Collect(R) and 10-10-321(R), and pre-subscribed services, such as 5-Cent SundaysSM. For the three and six months ended June 30, 1998, the company's continuing strategy to retain and focus on high-value customers resulted in a reduction of customer churn. In business markets, commercial services revenue and volume increased, led by inbound, teleconferencing and prepaid card services. Local services revenue increased by approximately 70% and 77% for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. This increase in revenue is primarily the result of the expansion of facilities based, switched services to a total of 31 markets as of June 30, 1998, an increase of 6 markets since June 30, 1997. Local services are provided to both business and residential customers.

Data and Internet services include all domestic and international private line, virtual data, managed services and Internet access services. Data and Internet revenue increased by $192 million and $383 million to $1,001 million and $1,944 million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. The increase was primarily due to increased demand for integrated data and Internet services. For the three and six months ended June 30, 1998, data revenue increased by $159 million and $314 million to $912 million and $1,722 million, respectively, in comparison to prior year's periods. This increase is primarily the result of growth in virtual data, international private line and managed services. Internet revenue for the three and six months ended June 30, 1998, increased by $33 million and $69 million to $89 million and $172 million, respectively, over the comparable periods in 1997. As announced on July 15, 1998, the company has agreed to sell its public Internet services business to Cable & Wireless for $1.75 billion simultaneous with the completion of the Merger. (See Divesture of the Public Internet Services Business on page 15.)

IT services, which consist solely of the operations of MCI Systemhouse, includes equipment deployment, consulting and systems integration and outsourcing services. IT revenue increased 11.3% and 15.2% to $464 million and $949 million for the three and six months ended June 30, 1998, respectively, over the comparable periods in 1997. IT services revenue growth was the result of increases in systems integration and outsourcing business predominately driven by contract wins in late 1997, offset by a decline in revenue from discontinued service lines. Excluding the impact of revenue from service lines discontinued during the first half of 1998, revenue for the three and six months ended June 30, 1998 was $444 million and $889 million, respectively, an increase of 21% and 24.3%, respectively, in comparison to the same periods in 1997.

COST OF SERVICES
Cost of services consists of telecommunications expense and costs of other products and services. Telecommunications expense is primarily comprised of access fees paid to local exchange carriers and other domestic service providers, and payments made to foreign telephone companies (international settlements) to complete calls made to foreign countries from the U.S. by the company's customers. Cost of services for the three and six months ended June 30, 1998 increased 11.5% and 12.8% to $2,839 million and $5,722 million, respectively, from the comparable prior year periods. Cost of services as a percentage of revenue was 52.9% and 53.7%, from 52.6% and 52.1% for the three and six months ended June 30, 1998, and 1997, respectively. The expense and percentage of revenue increases in 1998 were primarily the results of consolidated revenue growth and increases in direct operating expense in the company's local service and IT businesses revenue mix. Telecommunications expense as a percentage of communication services revenue decreased to 47.9% from 48.7% for the three months ended June 30, 1998, and 1997, respectively. This decrease was due to favorable domestic and international telecommunications interconnections rates, and more efficient network usage; partially offset by prescribed line and universal service support obligations and a reduction in revenue rates as a result of competitive pricing. Telecommunications expense as a percentage of communication services revenue increased to 49.0% from 48.5% for the six months ended June 30, 1998, and 1997, respectively. The increase of telecommunications expense as a percentage of communications revenue is the result of a reduction in revenue rates due to competitive pricing, required compensation to payphone owners and implementation of prescribed line and universal service support obligations. The increase was partially offset by lower domestic and international telecommunications interconnections rates, and more efficient network usage.

SALES, OPERATIONS AND GENERAL EXPENSE
Sales, operations and general expense increased 22.8% and 18.3% to $1,554 million and $3,058 million for the three and six months ended June 30, 1998, respectively, in comparison to the same periods in 1997. As a percentage of revenue, sales, operations and general expense increased to 28.9% and 28.7%, from 26.1% and 26.6% for the three and six months ended June 30, 1998, and 1997, respectively. The increases for the three and six months ended June 30, 1998 were the result of increased human resource and support costs associated with business growth primarily in local and information and technology services, year 2000 efforts and pre-merger retention bonuses. In connection with the Merger Agreement, pre-merger retention bonus pools were established to retain key executives and employees of the company. For the three and six months ended June 30, 1998, the company recorded compensation costs of $32 million and $67 million, respectively, under these retention bonus programs. The company expects to recognize additional compensation costs of approximately $60 million in the last half of 1998 and approximately $50 million in 1999 under these programs. However, all unpaid amounts under these retention pools will be paid on the closing date of the Merger if earlier than the scheduled pay-out date at which time any unrecognized compensation costs would be accelerated and expensed by the company.

DEPRECIATION EXPENSE
Depreciation expense increased $142 million and $379 million to $621 million and $1,311 million for the three and six months ended June 30, 1998, respectively, from the comparable prior year periods. Approximately $58 million and $195 million of these increases resulted from additional depreciation expense on equipment disposed of during the three and six months ended June 30, 1998, respectively, that was identified for disposition in connection with an asset disposition plan adopted in the fourth quarter of 1997. The remaining increase in depreciation expense represents the depreciation impact of property and equipment additions placed into service partially offset by the impact of equipment disposals.


INTEREST EXPENSE
Interest expense decreased $4 million and $10 million for the three and six months ended June 30, 1998, respectively, from the same periods in 1997, due to lower average total debt balances and interest rates.

INTEREST INCOME
Interest income increased $8 million and $6 million for the three and six months ended June 30, 1998, respectively, from the same periods in 1997, due to increased cash balances.

EQUITY IN INCOME (LOSSES) OF AFFILIATES
Equity in income (losses) of affiliates decreased $1 million and $14 million to ($23) million and ($47) million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. The decrease for the six month period is primarily the result of a reduction in the company's share of operating losses of ICS Communications, Inc. and Concert Communications Company (Concert CS).

OTHER INCOME (EXPENSE), NET
Other income, net, was $38 million and $77 million an increase of $42 million and $84 million for the three and six months ended June 30, 1998, and 1997, respectively. For the three months ended June 30, 1998, the increase from the comparable period in 1997 was the result of recognized gains of approximately $43 million related to the sales of certain non-core holdings. For the six months ended June 30, 1998, the increase from the comparable period in 1997 was primarily the result of the aforementioned gains and a $51 million realized gain resulting from the company's exchange of a marketable equity securities investment in Brooks Fiber Properties, Inc. which occurred in the first quarter of 1998.

INCOME TAX PROVISION
The provision for income taxes decreased by $56 million and $178 million to $119 million and $181 million for the three and six months ended June 30, 1998, respectively, from the comparable periods in 1997. The decreases are the result of the 1998 reduction in pre-tax income. The company's effective tax rate approximated 38% for each period.

NET INCOME
Net income decreased $85 million and $279 million to $195 million and $296 million for the three and six months ended June 30, 1998, respectively, from the same periods during 1997. The decrease in net income for the three and six months ended June 30, 1998 are the result of increases in operating expense associated with, and in response to, growth and competitive initiatives as well as the additional depreciation expense for equipment subject to the asset disposition plan adopted in 1997 offset by the increase in other income, net and the lower provision for income taxes.

GLOBAL AND OTHER ALLIANCES

CONCERT CS
During the first quarter of 1998, the company invested $8 million in Concert CS, its 24.9% owned international services venture with British Telecommunications plc, (BT). For the three and six months ended June 30, 1998, Concert CS distributor revenue amounted to approximately $232 million and $444 million, respectively. The company's share of Concert CS losses reported in accordance with U.S. GAAP was $(2) million and $(5) million for the three and six months ended June 30, 1998, respectively. BT has agreed to exercise its call option to acquire the company's shares in Concert CS immediately following the effective time of the Merger.

On August 7, 1998, the company entered into an agreement with BT, Concert CS and WorldCom addressing various aspects of certain agreements and relationships among the parties. The agreement is conditioned upon the resolution of certain operational matters between the company and Concert CS. Under the terms of the agreement the company has agreed to sell to BT its interest in Concert CS for $1.013 billion immediately after consummation of the Merger. The company will be a distributor of Concert CS services on a nonexclusive basis to customers in the U.S. for a period of at least two years and as many as five years following BT's exercise of its call option.

TELEFONICA de ESPANA S.A. ALLIANCE (Telefonica)
In April 1997, the company formed a strategic alliance with Telefonica to explore opportunities in Latin America's telecommunications market. In March 1998, the company and Telefonica expanded the scope of their alliance to include WorldCom and to pursue certain activities in the Americas and Europe.

AVANTEL S.A. de C.V (Avantel)
During the first half of 1998, the company funded an additional $37 million in Avantel, a 44.5% owned business venture with Grupo Financiero Banamex-Accival. At June 30, 1998, Avantel has approximately a 10% share in the addressable Mexico long-distance market. The company's share of Avantel's losses reported in accordance with U.S. GAAP was $(23) million and $(43) million for the three and six months ended June 30, 1998, respectively. The company expects Avantel to continue to generate operating losses as Avantel expands its service and customer bases in Mexico's telecommunications market.

INVESTMENT in EMBRATEL
On July 29, 1998, the company acquired, through its wholly-owned subsidiary Startel Participacoes Ltda., for approximately $2.3 billion, a 51.79% voting interest and a 19.26% economic interest in Embratel Participacoes S.A., Brazil's only facilities-based national communications provider. The purchase price will be paid in installments of which $916 million was paid on July 29, 1998 with the remainder to be paid prior to July 29, 2000.

DIRECT BROADCAST SATELLITE (DBS) VENTURE
In May 1997, the company and The News Corporation Limited (News Corp.) entered into an agreement to form a joint venture (DBS Venture) in which both parties would contribute their respective DBS assets and cash. In exchange, the company would receive a 19.9% interest in the new venture. In addition, the parties agreed that the company's funding obligation to the DBS Venture would be limited to $440 million. The agreement also provided that the parties would seek a third party to acquire their combined interests in this DBS business. In June 1997, the company and News Corp. entered into an agreement with Primestar Partners, L.P. (Primestar) for the sale and transfer of the company's and News Corp.'s DBS assets other than two of the four DBS Venture satellites (Primestar Transaction). In March 1998, the parties sold their interest in one of the remaining satellites and are pursuing the disposition of the other. The
Primestar Transaction is part of a larger transaction that involves the consolidation of Primestar and TCI Satellite Entertainment, Inc. into a newly formed entity (New Primestar) that was completed in April 1998. Concurrent with the consummation of the Primestar Transaction or upon the approval by the FCC of the transfer of the orbital slot to the DBS Venture or another third party, the company will acquire preferred shares in a subsidiary of News Corp. for a face amount equal to the company's cost of obtaining the FCC license plus interest thereon. Under the terms of the Primestar Transaction, the company will also receive from New Primestar consideration in the form of cash and interest bearing non-voting New Primestar securities for its share of the DBS Venture assets transferred to New Primestar. On May 12, 1998 the Department of Justice filed suit in the U.S. District Court for the District of Columbia seeking to enjoin the completion of the Primestar Transaction.

YEAR 2000 EFFORTS

The company continues to evaluate and upgrade its computer systems and applications for the year 2000. The company's objective is to target year 2000 compliance for all of its major systems, including network and customer interfacing systems, on or before March 31, 1999. All other systems are targeted for compliance by June 1999. The company is currently testing the systems and applications that have been corrected or reprogrammed to date for year 2000 compliance.

As part of its year 2000 plan,  the  company is  seeking  confirmation  from its
domestic  and  foreign   interconnecting   carriers  and  major  communications
equipment vendors (Primary Vendors) that they are developing and implementing plans to become year 2000 compliant. Confirmations received to date from its Primary Vendors have indicated that such respondents are in the process of implementing remediation procedures to ensure that their computer systems are year 2000 compliant by December 31, 1999. The company has already started testing with some of its Primary Vendors and expects to have started testing with all of its Primary Vendors by the second quarter of 1999.

In addition, the company is developing a contingency plan to deal with potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. The company believes this plan will be ready for implementation in early 1999 and it is anticipated that contingency plan testing will begin during the first quarter of 1999.

To achieve its year 2000 compliance plan, the company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. The company expects to incur internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. The costs incurred by the company for the six months ended June 30, 1998 were approximately $52 million and are included in sales, operations and general expense and were consistent with the planned expenditures for the period. The company expects to incur approximately $350 million in expenses in the last half of 1998 and 1999 to support its compliance initiatives. Although the company expects its systems to be year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its year 2000 joint testing program or the year 2000 compliance programs of the Primary Vendors, nor can it predict the impact on its financial condition or results of operations, if any, in the event that such joint testing compliance objectives and year 2000 compliance programs of its Primary Vendors are not successful.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

CASH FLOWS
-------------------

Cash from operating activities increased by $677 million to $2,212 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Receipts from customers increased by $1,581 million due primarily to the increase in revenue and improved collection experience. Payments to suppliers and employees increased by $1,034 million as a result of increases in operating expenses and the timing of the related payments. Taxes and interest paid for the six months ended June 30, 1998 declined from the year ago period primarily as a result of lower income taxes and interest expenses, and income tax refunds. Cash used for investing activities decreased by $633 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The decrease was the result of lower expenditures for property and equipment and investments in DBS and affiliates of $301 million. These investing activities were offset by a $383 million increase in other investing activities, net primarily the result of $360 million of proceeds received from a sale-lease back transaction offset by a reduction in proceeds received from marketable securities and other investments, net of $51 million. Cash from operating activities and financing activities was used to support the company's investing activities for the six months ended June 30, 1998.

Cash used for financing activities was ($227) million for the six months ended June 30, 1998 compared to net cash proceeds from financing activities of $86 million for the six months ended June 30, 1997. During the six months ended June 30, 1998, the company was able to repay approximately $1.8 billion in commercial paper and other debt balances. These balances were repaid in-part from proceeds raised from issuances of common stock to support employee benefit programs and proceeds from debt issuances of $500 million aggregate principal amount of 6.50% Senior Notes and $700 million aggregate principal amount of 6.125%
Callable/Redeemable notes issued in April 1998. Other financing activities included distributions paid on Trust mandatorily redeemable preferred securities of $30 million and dividend payments of $18 million. Cash from financing activities for the six months ended June 30, 1997 consisted of payments of Senior Notes and other debt of $160 million, distributions paid on Trust mandatorily redeemable preferred securities of $30 million, and dividend payments of $17 million offset by net commercial paper borrowings of $135 million and issuances of common stock to support employer benefit programs net of treasury share repurchases of $158 million.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------------------------------

For the six months ended June 30, 1998, the company funded its capital expenditures and other investment activities through cash from operations and other financing activities. The company expects net capital expenditures of approximately $3.1 billion for 1998 and expects to fund a majority of the expenditures with cash from operations. The company has a $4 billion bank credit facility that supports the company's commercial paper program and may be used to fund short-term fluctuations in working capital and other corporate requirements. In April 1998, this facility was extended until the earlier of the consummation of the Merger or April 26, 1999. In April 1998, the company also issued $500 million aggregate principal amount of 6.50% Senior Notes due April 15, 2010 and $700 million aggregate principal amount of 6.125% Callable/Redeemable Notes due April 15, 2012 under its $1.2 billion shelf registration. The proceeds from these issuances were used to repay maturing commercial paper balances and for other general corporate purposes. After these issuances, there were no amounts available for issuance under the shelf registration. Upon issuance of the $500 million Senior Notes, the company terminated an interest rate swap which had been designated as a hedge against adverse market interest rate changes. The swap had a negative fair value of approximately $27 million at the time of the transaction which is being amortized over the life of the Senior Notes. On July 29, 1998 the company invested approximately $916 million for its interest in Embratel Participacoes S.A. This was funded with cash from operations. The company believes it will be able to meet its current and long-term liquidity and capital requirements from cash from operating activities, its commercial paper program and other investing activities.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q


PART I.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The company believes its market risk exposure with regard to its financial instruments is limited to changes in interest rates primarily in the U.S. The company believe its market risk exposure is not material. At June 30, 1998, the company had no amounts of variable rate debt outstanding.

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits

Exhibit No.                Description
-----------                -----------

        10(a)              Share Purchase Agreement for Common Shares issued by Embratel
                           Participacoes S.A. with the option of scheduled payments.

         12                Computation of Ratio of Earnings to Fixed Charges.

         27(a)             Financial Data Schedule as of June 30, 1998.

         27(b)             Financial Data Schedule as of June 30, 1997.

         27(c)             Financial Data Schedule as of September 30, 1997.

         99(a)             Capitalization Schedule as of June 30, 1998.

b)Reports on Form 8-K

For the three months ended June 30, 1998, the company filed two Current Reports on Form 8-K on April 27, 1998,and May 29, 1998, (amended July 22, 1998).


                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q



                                    SIGNATURE
                                    ---------



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MCI COMMUNICATIONS CORPORATION




Date:  August 14, 1998                       Signed:      /s/ David M. Case
                                                       -----------------------
                                                          David M. Case
                                                  Vice President and Controller

                 MCI COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                  EXHIBIT INDEX



Exhibit No.                Description
-----------                -----------

        10(a)                Share Purchase Agreement for Common Shares issued by Embratel
                             Participacoes S.A.with the option of scheduled payments.

         12                    Computation of Ratio of Earnings to Fixed Charges.

         27(a)                 Financial Data Schedule as of June 30, 1998.

         27(b)                 Financial Data Schedule as of June 30, 1997.

         27(c)                 Financial Data Schedule as of September 30, 1997.

         99(a)                 Capitalization Schedule as of June 30, 1998.
